Form 10-K405
period 1996-12-31
CENTURY BANCSHARES INC
filed 1997-03-31
CIK 785813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


  [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           For the transition period from         to
                                          -------    ----------------

                         COMMISSION FILE NUMBER 0-16234

                            CENTURY BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                        DELAWARE                                                  52-1489098
(State of other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)


           1275 PENNSYLVANIA AVENUE, N.W.                                           20004
                  WASHINGTON, D.C.                                                (Zip Code)
       (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (202) 496-4100

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----    -----

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

          As of March 21, 1997, the number of shares of common stock outstanding was 1,151,235. As of such date, the aggregate market value of voting stock held by nonaffiliates, based upon recent "bid" and "ask" prices for the Company's Common Stock was approximately $4,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's definitive annual proxy statement to be filed within 120 days of the Registrant's fiscal year ended December 31, 1996 are incorporated by reference into Part III.

                            CENTURY BANCSHARES, INC.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                TABLE OF CONTENTS


                                                                                                               Page
                                                                                                               ----

                                                       PART I

Item 1.           Business........................................................................................1
Item 2.           Properties......................................................................................9
Item 3.           Legal Proceedings..............................................................................10
Item 4.           Submission of Matters to a Vote of Security Holders............................................10

                                                       PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters..........................10
Item 6.           Selected Financial Data........................................................................11
Item 7.           Management's Discussion and Analysis of Financial Condition
                     and Results of Operations...................................................................13
Item 8.           Financial Statements and Supplementary Data....................................................42
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................................................78

                                                      PART III

Item 10.          Directors and Executive Officers of the Registrant.............................................78
Item 11.          Executive Compensation.........................................................................79
Item 12.          Security Ownership of Certain Beneficial Owners and Management.................................79
Item 13.          Certain Relationships and Related Transactions.................................................79

                                                       PART IV

Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................80

                                     PART I


ITEM 1.  BUSINESS.

         Overview

         Century Bancshares, Inc., a Delaware corporation ("Company"), and a registered bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA"), was incorporated and organized in 1985. The Company began active operations in 1986 with the acquisition of its subsidiary, Century National Bank ("Bank"), a full service bank which opened for business in 1982. The Bank provides a broad line of financial products and services to small and medium sized businesses and consumers, through its main office located at 1875 Eye Street, N.W., Washington, D.C. and its branch office located at 1275
Pennsylvania Avenue, N.W.   Lending services are concentrated in professional,
service, and commercial business sectors located in the metropolitan Washington, D.C. area. Effective January 1, 1996, the Company established a loan production office in Tysons Corner, Virginia, which is in the process of being converted to a full service branch, effective April 1, 1997, to be located at 8251 Greensboro Drive, McLean, Virginia. On March 13, 1997, the OCC approved the Bank's application to establish a full service branch in Bethesda, Maryland. The Company's principal executive offices are located at 1275 Pennsylvania Avenue, N.W., Washington, D.C. 20004, and its phone number at that address is (202) 496-4100.

                 The Company derives substantially all of its revenues and income from the operation of the Bank, which provides a full range of commercial and consumer banking services to small and middle market businesses and individuals in the Washington, D.C. metropolitan area. As of December 31, 1996, the Company had total assets of $107 million, total loans of $71 million, total deposits of $91 million, and total stockholders' equity of $6.8 million. At December 31, 1996, the Company had approximately 394 holders of record of the Company's common stock, par value $1.00 per share ("Common Stock").

         Company Operations

         General. The Company holds deposits for individuals, businesses, and other organizations, and provides certain services related thereto for the convenience of its depositors. In most cases, the Company pays interest on funds which it holds on deposit for customers, and it also charges fees for certain services that it provides. The interest expense paid on deposits, and the noninterest income earned from service charges, are primarily related to the volume of deposits handled by the Company. The Company's primary source of revenue is the interest income and fees which its earns by lending and investing the funds which are held on deposit. Because loans generally earn higher rates of interest than investments, the Company seeks to employ as much of its deposit funds as possible in the form of loans to individuals, businesses and other organizations. In the interest of liquidity, however, a portion of the Company's deposits are maintained in cash, government securities, deposits with other financial institutions, and overnight loans of excess reserves (known as "federal funds sold") to large correspondent banks. The revenue which the Company earns (prior to deducting its overhead expenses) is essentially a function of the amount of the Company's loans and deposits, as well as the profit margin and fee income which can be generated thereon.

         The operating income and net income of the Bank, and, consequently, of the Company will depend to a great extent on "rate differentials," the difference between the income the Bank receives from its loans, investments and other assets and the interest it pays on deposits and other liabilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." These rates are highly sensitive to many factors which are beyond the control of the Company or the Bank, including general economic conditions such as inflation, recession and unemployment, the supply and demand for investable funds, interest rates and international economic conditions, as well as economic conditions affecting the Washington, D.C. metropolitan area. Consequently, the Company's success is dependent to a significant extent upon general economic conditions in the metropolitan Washington, D.C. area, which is dependent, among other things, on its ability to attract new business to the area, spending on government agencies and tourism. An economic downturn in the geographic markets served by the Bank could adversely affect the Bank's ability to attract and retain deposits and to collect loans, the value of any collateral securing such loans and the financial condition and results of operations of the Company.

         Measures of Performance. The principal measures of the performance of banking institutions are return on average equity and return on average assets. Return on average equity ("ROE") is determined by dividing annual net income by average stockholders' equity and indicates the effectiveness of an institution in generating net income from the capital invested by its stockholders. For
the year ended December 31, 1996, the Company's ROE was 4.2%.   Return on
average assets ("ROA") measures net income in relation to total average assets and generally indicates an institution's ability to use its assets profitably. For the year ended December 31, 1996, the Company's ROA was 0.27%.

         Growth of Operations. The Company's current strategic plan is directed toward the enhancement of its franchise value and operating profitability through a significant increase in its asset size, the development of new commercial accounts and loans, and expansion into the nearby Maryland and Virginia markets. The Company plans to acquire or establish banking offices in high-density commercial districts, and may in some cases open a temporary loan production office ("LPO") prior to establishing a full service branch. The Bank acquired its first branch office in downtown Washington in 1994 and in 1996 established an LPO in Tysons Corner, Virginia, which will be replaced by a full service branch in April of 1997. On March 13, 1997, the OCC approved the Bank's application to establish a full service branch in Bethesda, Maryland.

         The Company has not sought out opportunities to be acquired by larger financial institutions, primarily because of its view that the long-term value of an independent banking franchise in the nation's capital will increase, rather than diminish, as consolidation trends continue. The Company does believe, however, that its franchise value and operating profitability would be enhanced by a significant increase in its asset size. For this reason, the Company in the past has explored, and expects to continue to explore in the future, merger and acquisition opportunities which would accelerate the Company's progress toward the achievement of its strategic plan, including transactions in which the Company would be acquired. There can be no assurance that any such merger and acquisition opportunities will be realized in the future.

         There can be no assurance that the Company will be successful in implementing any of the future plans described above or that, even if implemented, such actions will produce the desired financial results. The foregoing strategy should be taken into account however when considering the more specific discussion of the Company's financial performance set forth herein.

         Competition

         The Company is subject to vigorous competition in all aspects and areas of its business from banks and other financial institutions, including savings and loan associations, savings banks, finance companies, credit unions and other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies. The Company also competes with non-financial institutions that maintain their own credit programs and governmental agencies that make available low cost or guaranteed loans to certain borrowers. The principal methods of competition include interest rates paid on deposits and charged on loans and the availability of other banking products and services. The Company competes in its market area with a number of much larger financial institutions that have substantially greater resources, including larger lending limits, larger branch systems and a wider array of commercial banking services. The Company has been able to compete effectively with other financial institutions by emphasizing customer services, establishing long-term customer relationships and building customer loyalty, and by providing products and services designed to address the specific needs of its customers.

         Regulatory Matters

         In addition to the generally applicable state and federal laws governing business and employers, the Company and Bank are further regulated by special federal and state laws and regulations applicable only to financial institutions and their parent companies. Virtually all aspects of the operations of the Company and the Bank are subject to specific requirements or restrictions and general regulatory oversight, from laws regulating consumer finance transactions, such as the Truth in Lending Act, the Home Mortgage Disclosure Act and the Equal Credit Opportunity Act, to laws regulating collections and confidentiality, such as the Fair Debt Collections Practices Act, the Fair Credit Reporting Act and the Right to Financial Privacy Act.
With few exceptions, state and federal banking laws have as their principal objective either the maintenance of the safety and soundness of financial institutions and the federal deposit insurance system or the protection of consumers or classes of consumers, rather than the specific protection of stockholders of the Company. The following discussion sets forth the material statutory and regulatory provisions governing the Company and the Bank. To the extent such discussion describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation.

         Regulation of the Company.   The Company is a bank holding company
within the meaning of the BHCA, and therefore is subject to regulation, supervision and examination by the Federal Reserve Board. As such, the Company is required to file reports with and to furnish such other information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve

Board has the authority to issue orders to bank holding companies to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the Federal Reserve Board. The Federal Reserve Board is also empowered to assess civil money penalties against companies or individuals who violate the BHCA or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies, and to order termination of ownership and control of a non-banking subsidiary by a bank holding company. Certain violations may also result in criminal penalties. The Office of the Comptroller of the Currency ("OCC") is authorized to exercise comparable authority with respect to the Bank.

         The Federal Reserve Board takes the position that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's position that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board regulations or both. This doctrine has become known as the "source of strength" doctrine. In addition, statutory changes in the Federal Deposit Insurance Act (the "FDIA") made by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") now require the holding company parent of an undercapitalized bank to guarantee, up to certain limits, the bank's compliance with a capital restoration plan approved by the bank's primary federal supervisory agency.

         The BHCA and the Change in Bank Control Act, together with regulations promulgated by the Federal Reserve Board, require that, depending on the particular circumstances, either Federal Reserve Board approval must be obtained or notice must be furnished to the Federal Reserve Board and not disapproved prior to any person or company acquiring "control" of a bank holding company, such as the Company, subject to certain exemptions for certain transactions. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the company has securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or no other person will own a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenge of the rebuttable control presumption.

         As a bank holding company, the Company is required to obtain prior approval to merge or consolidate with any other bank holding company, acquire all or substantially all of the assets of any bank or acquire ownership or control of shares of a bank or bank holding company if, after the acquisition, the Company would directly or indirectly own or control 5% or more of the voting shares of such bank or bank holding company.

         The Company is also prohibited from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except that it may engage in and may own shares of companies engaged in certain activities found by the Federal Reserve Board to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. These activities include, among others, operating a mortgage, finance, credit card, or factoring company; performing certain data processing operations; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing certain stock brokerage and investment advisory services; derivatives trading and investment activities; and management consulting activities. In approving acquisitions or the addition of activities, the Federal Reserve Board considers whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. In considering any application for approval or an acquisition or merger, the Federal Reserve Board is also required to consider the financial and managerial resources of the companies and the banks concerned, as well as the applicant's record of compliance with the Community Reinvestment Act (the "CRA").

         The BHCA generally imposes certain limitations on transactions by and between banks and non-bank companies in the same holding company structure, including limitations on extensions of credit (including guarantees of loans) by the Bank to affiliates, investments in the stock or other securities of the Company by the Bank, and the nature and amount of Company securities that the Bank may accept from any affiliate to secure loans extended to the affiliate. The Company, as an affiliate of the Bank, is also subject to these restrictions. Under the BHCA and the Federal Reserve Board's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

         Regulation of the Bank.   The Bank is a national banking association
and is therefore subject to regulation, supervision, and examination by the OCC. The Bank is also a member of the Federal Reserve System and the Federal Deposit Insurance Corporation ("FDIC"). Requirements and restrictions under the laws of the United States include the requirement that reserves be maintained against deposits, restrictions on the nature and the amount of loans which can be made, restrictions on the business activities in which a bank may engage, restrictions on the payment of dividends to stockholders, and minimum capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The OCC has enforcement authority over the Bank that is similar to that of the Federal Reserve Board with respect to the Company. In addition, upon making certain determinations with respect to the condition of any insured national bank, such as the Bank, the FDIC may initiate the termination of a bank's federal deposit insurance.

         There are certain statutory limitations on the payment of dividends by national banks. Without approval of the OCC, dividends may not be paid in excess of a bank's total net profits for that year, plus its retained profits for the preceding two years, less any required transfers to capital surplus. However, a national bank may not pay dividends in excess of total retained profits, including current year's income. In some cases, the OCC may find a dividend payment that meets these statutory requirements to be an unsafe or unsound practice.

         Banks are affected by the credit policies of other monetary authorities, including the Federal Reserve Board, which affect the national supply of bank credit. Such policies influence overall growth of bank loans, investments, and deposits and may also affect interest rates charged on loans and paid on deposits. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

         FDICIA requires the OCC to take "prompt corrective action" with respect to any national bank which does not meet specified minimum capital requirements. The applicable regulations establish five capital levels, ranging from "well capitalized" to "critically undercapitalized," which require or permit the OCC to take supervisory action. Under these regulations, a national bank is considered well capitalized if it has a total risk-based capital ratio of 10.0% or greater, a Tier I risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and it is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. A national bank is considered adequately capitalized if it has a total risk-based capital ratio of 8.0% or greater, a Tier I risk-based capital ratio and leverage capital ratio of 4.0% or greater (or a leverage ratio of 3.0% or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), and the institution does not meet the definition of an undercapitalized institution. A national bank is considered undercapitalized if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0%, or a leverage ratio that is less than 4.0%. A significantly undercapitalized institution is one which has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0%. A critically undercapitalized institution is one which has a ratio of tangible equity to total assets that is equal to or less than 2.0%. As of December 31, 1996, the Bank was classified as "well-capitalized."

         The OCC is authorized by the legislation to take various enforcement actions against any undercapitalized national bank and any national bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC. These powers include, among other things, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company which controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers.

         With certain exceptions, national banks will be prohibited from making capital distributions or paying management fees if the payment of such distributions or fees will cause them to become undercapitalized. Furthermore, undercapitalized national banks will be required to file capital restoration plans with the OCC. Undercapitalized national banks also will be subject to restrictions on growth, acquisitions, branching and engaging in new lines of business unless they have an approved capital plan that permits otherwise. The OCC also may, among other things, require an undercapitalized national bank to issue shares or obligations, which could be voting stock, to recapitalize the institution or, under certain circumstances, to divest itself of any subsidiary.

         Significantly and critically undercapitalized national banks may be subject to more extensive control and supervision. The OCC may prohibit any such institutions from, among other things, entering into any material transaction not in the ordinary course of business, amending their charter or bylaws, or engaging in certain transactions with affiliates. In addition, critically undercapitalized institutions generally will be prohibited from making payments of principal or interest on outstanding subordinated debt. Within 90 days of a national bank becoming critically undercapitalized, the OCC must appoint a receiver or conservator unless certain findings are made with respect to the prospect for the institution's continued viability.

         Current Regulatory Issues. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Banking Act") authorizes the Federal Reserve Board to permit adequately capitalized and adequately managed bank holding companies to acquire all or substantially all of the assets of an out-of-state bank after September 29, 1995, subject to deposit concentration limits, state law limits on the time period a target bank must be in existence and consideration of the acquiring bank's compliance with Federal and state community reinvestment laws. Thus, nationwide interstate banking became effective on September 29, 1995. The Interstate Banking Act also authorizes banking subsidiaries of bank holding companies to act as agent for depository institution affiliates in other states when receiving deposits, renewing time deposits, closing loans, servicing loans, or receiving payments on loans and other obligations; and the Interstate Banking Act expressly states that banks acting in an agency capacity are not branches. With respect to interstate branching by multi-state bank holding companies, states have two options -- for the period from September 29, 1994 through June 1, 1997, states may enact legislation that either prohibits interstate merger transactions involving out-of-state banks ("opt-out") or permits interstate merger transactions prior to June 1, 1997 ("opt-in"), so long as the law applies equally to all out-of-state banks. The Interstate Banking Act also contained provisions addressing branch retention in interstate merger transactions and de novo branching by out-of-state banks. Maryland, Virginia, and the District of Columbia have each adopted "opt-in" provisions permitting de novo branching prior to June 1, 1997.

         In addition, there are several pieces of legislation relevant to the banking industry that were recently enacted into law. On August 20, 1996, President Clinton signed the Small Business Job Protection Act (the "Jobs Act"). The Jobs Act contained several provisions that affect the banking industry. First, the most significant part of the Jobs Act removed the prohibition against banks, savings and loans and bank holding companies electing to be treated as S corporations. This change is effective for tax years beginning after December 31, 1996. Second, the Jobs Act gave qualifying savings associations a tax break when they change their method of accounting for bad debt reserves. This change will save the thrift industry approximately $3 billion in tax liability and will facilitate the conversion of savings associations into banks. Finally, the Jobs Act increased the IRA deduction from $250 to $2,000 per year for a spouse that does not work outside the home, subject to income eligibility limits.

         On September 30, 1996, President Clinton signed the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Growth Act"), which contained a comprehensive approach to recapitalize the FDIC's Savings Association Insurance Fund and to assure payment of the Financing Corporation ("FICO") obligations. Most of the Bank's deposits are insured by the FDIC's Bank Insurance Fund ("BIF"). Under the Growth Act, banks insured under the BIF are required to pay a portion of the interest due on bonds that were issued by FICO to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. The amount of FICO debt service to be paid by all BIF-insured institutions is approximately $320,343,000 per year from 1997 through the year 1999 when the obligation of BIF-insured institutions increases to approximately $598,500,000 per year through the year 2019. The Bank's FICO assessment for 1996, which was paid on January 2, 1997, was $2,361. The Growth Act also contained provisions protecting banks from liability for environmental clean-up costs; prohibiting credit unions sponsored by Farm Credit System banks; easing application requirements for most bank holding companies when they acquire a thrift or a permissible nonbank operation; easing Fair Credit Reporting Act restrictions between bank holding company affiliates; and reducing regulatory burden under the Real Estate Settlement Procedures Act, the Truth-in-Savings Act, the Truth-in-Lending Act, and the Home Mortgage Disclosure Act.

         In 1994, the Bank acquired the deposits of a savings and loan branch. These so-called "Oakar deposits" are insured under the FDIC's Savings Association Insurance Fund ("SAIF"). Pursuant to a rule promulgated by the FDIC on October 8, 1996, all institutions holding SAIF insured deposits were charged a one-time special assessment of 65.7 cents per $100 of SAIF insured deposits on November 27, 1996. The FDIC has also promulgated a final rule regarding the amount of premiums payable as of January 1, 1997 by institutions holding SAIF-insured deposits. The Company's January 1, 1997 assessment, which was paid on January 2, 1997, was $2,361. Under the proposed rule, which is subject to final comments and could change, institutions will be assessed with respect to SAIF-insured deposits anywhere from zero for most safe and sound institutions to 27 cents per $100 of deposits for the least safe and sound institutions. See Note 7 of the Notes to Consolidated Financial Statements for additional disclosure.

         Various bills which would affect the operations of commercial banks and other financial institutions are introduced periodically in Congress. However, the likelihood of passage of such legislation, its final form, manner of implementation or impact on the Company and the Bank is unknown.

         The policies of regulatory authorities, including the monetary policy of the Federal Reserve Board, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve Board to affect the money supply are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investment and deposits, and their use may affect interest rates charged on loans or paid for deposits.

         Federal Reserve Board monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and income of the Company and the Bank cannot be predicted.

         Employees

         At December 31, 1996, the Company employed 36 employees, including 28 employees at the Eye Street location, 7 employees at the Pennsylvania Avenue location and 1 employee at the Tysons Corner, Virginia location.


ITEM 2.  PROPERTIES.

         The Company's principal executive offices are located at 1275 Pennsylvania Avenue, N.W., Washington, D.C. 20004, in leased premises which also serve as a branch location of the Bank. The premises at 1275 Pennsylvania Avenue consist of 2,750 sq. ft. which are under lease through September 30, 2004, with one additional five-year renewal option. The base rent is $25.00 per sq. ft. per year, increasing to $28.00 per sq. ft. effective October 1, 1999. In addition to the base rent, the Company reimburses the landlord for taxes and operating expenses applicable to the leased premises, and the lease provides for the payment of additional rent if the Bank's deposits in the Pennsylvania Avenue branch exceed certain benchmarks, which have not yet been achieved.

         Century National Bank leases its main banking location at 1875 Eye Street, N.W., Washington D.C. 20006. The lease includes lobby space (3,895 sq.
ft), metro-level basement space (5,286 sq.ft.) and space for an automated teller machine in the International Square food court (65 sq. ft.). The lease extends through April 30, 2002, with two additional five-year renewal options. The base rent for the lobby space is $38.50 per sq. ft. per year, increasing to $43.50 per sq. ft. effective May 1, 1997. The base rent for the metro level is $20.00 per sq. ft. per year, increasing 2.5% per year beginning June 1, 1997. The base rent for the food court ATM location is $412.00 per month, increasing 3% per year beginning November 1, 1997. In addition to the base rent, the Company reimburses the landlord for increases in taxes and operating expenses applicable to the leased premises, above the actual expenses incurred in the base year 1992.

         Century National Bank leases temporary space for the Tysons Corner LPO on a month-to-month basis through March 31, 1997. Effective February 1, 1997, the Bank executed a sublease for a branch location at 8251 Greensboro Drive, McLean, Virginia. The branch premises consist of 1,801 sq. ft. which are under lease through March 31, 1999. The base rent is $23.00 per sq. ft. per year, increasing 3% per year beginning February 1, 1998. In addition to the base rent, the Company reimburses the landlord for increases in taxes and operating expenses applicable to the leased premises, above the actual expenses incurred in the base year 1996. The Company is currently negotiating with the owner of the building to extend the lease for an additional seven (7) years on terms and conditions similar to the sublease.

ITEM 3.  LEGAL PROCEEDINGS.

         The nature of the business of the Company causes it (and the Bank) to be involved in routine legal proceedings from time to time. Management of the Company believes that there are no pending or threatened legal proceedings that upon resolution would have a material adverse impact on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders of the Company during the quarter ended December 31, 1996.


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is no active trading market in the Company's Common Stock and no assurance may be given that one will develop. Although the Company's shares of Common Stock are quoted in the "pink sheets" of the National Association of Securities Dealers, Inc. (which set forth the most recent "bid" and "ask" prices), only limited and sporadic quotations are available for shares of the
Common Stock in the Washington D.C. area.   Based on information available to
the Company from a limited number of sellers and purchasers of Common Stock, transactions in shares of Common Stock during the past twelve months took place at prices ranging from a low of $5.50 to a high of $8.00. The most recent transactions in the Common Stock known to the Company involved 130 shares of Common Stock on February 27, 1997 at $7.50 per share.

         As of March 21, 1997, there were 394 holders of record of Common
Stock.

         The Company has not paid cash dividends on its shares of Common Stock to date and has no present intention to do so in the foreseeable future. The declaration and payment of future cash dividends will depend on, among other things, the Company's earnings, the general economic and regulatory climate, the Company's liquidity and capital requirements, and other factors deemed relevant by the Company's Board of Directors. The Company's ability to pay dividends depends, to a large extent, upon the dividends received from the Bank.

         Dividends are restricted to the extent that no portion of the Bank's capital stock or capital surplus may be withdrawn for the payment of dividends. In addition, no dividends may be paid in an amount greater than the net retained profits then on hand, less certain deductions for bad debts. Approval by the OCC is required prior to the payment of dividends if the total of all dividends, including the proposed dividend, declared by the Bank in any given calendar year exceeds the Bank's net profits for that year combined with its retained net profits for the preceding two years.

         Under the Federal Deposit Insurance Act, an insured bank is prohibited from paying dividends on its capital stock while in default on payment of any assessment due to the FDIC, except in those cases where the amount of the assessment is in dispute and the insured bank has deposited satisfactory security. The Bank has timely paid all such notices of assessment. In addition, banks are prohibited from paying dividends if such dividends would cause them to be less than "adequately capitalized," as defined by the Federal banking agencies.

         Given the foregoing restrictions, and the Company's present intention to accumulate retained earnings to support the Company's future growth, it is unlikely that the Company will pay cash dividends with respect to the Common Stock for the foreseeable future.

         The Company has declared stock dividends from time to time in the past, but has not adopted a policy with respect to future stock dividends. The most recent stock dividend declared by the Company was a 7% stock dividend declared on March 19, 1996, payable on April 20, 1996 on shares of Common Stock held of record as of March 29, 1996. The declaration of future stock dividends is at the discretion of the Board of Directors.


ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth selected consolidated financial data for the Company for each of the five years in the period ended December 31, 1996. The selected data for these years have been derived from the Company's audited Consolidated Financial Statements and should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. The Consolidated Statements of Financial Condition as of December 31, 1996 and 1995, and the Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for each of the years in the three year period ended December 31, 1996 and the report thereon of KPMG Peat Marwick LLP are included elsewhere in this document.

                  SELECTED CONSOLIDATED FINANCIAL INFORMATION
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                        1996             1995              1994             1993           1992
                                                        ----             ----              ----             ----           ----
INCOME STATEMENT DATA (1)

Interest income                                    $    7,689             7,079             5,712            5,455           6,016
Interest expense                                        2,776             2,562             1,902            1,987           2,486
 Net interest income                                    4,913             4,517             3,810            3,468           3,530
Provision for loan losses                                 160                26                19              310             596
 Net interest income
 after provision for loan loss                          4,754             4,491             3,791            3,158           2,934
Noninterest income                                        720               590               555              572             611
Noninterest expense                                     4,920             4,157             3,381            3,071           3,303
Income taxes                                              275               311               374              240              76
Income before extraordinary item                          279               613               591              419             166
Extraordinary item                                         -                 -                 -                -               34
 Net income                                               279               613               591              419             200

COMMON SHARE DATA (2)
 Net income before extraordinary item              $     0.23              0.57              0.58             0.41            0.14
 Extraordinary income                                      -                 -                 -                -             0.04
 Net income                                              0.23              0.57              0.58             0.41            0.18
 Book value (3)                                          5.69              5.42              4.53             4.70            4.34

 Common and common equivalent shares outstanding
   End of period                                    1,186,591         1,174,763           961,169          922,105         920,958
   Weighted average during the period               1,196,607           998,512           959,278          922,105         920,958

BALANCE SHEET DATA (1)
Total assets                                       $  107,186           101,730            90,175           86,332          77,280
Investments (4)                                        25,631            21,690            22,654           25,902          14,918
Total loans (5)                                        70,676            69,204            60,663           56,644          56,331
Allowance for loan losses                                 826               740               740              730             744
Total deposits                                         90,985            90,539            82,081           79,982          71,113
Long term debt                                          6,850                -                 -               207             540
Preferred equity (6)                                       -                 -                460              468             468
Common equity (7)                                       6,750             6,365             4,350            4,336           4,001
Total stockholders' equity                              6,750             6,365             4,810            4,804           4,469

PERFORMANCE DATA
 Return on average total assets                          0.27%             0.68%             0.71%            0.56%           0.29%
 Return on average total equity                          4.20%            11.49%            12.38%            9.84%           5.39%
 Net interest margin                                     5.74%             5.42%             4.90%            4.55%           4.94%
 Loans to deposits                                       77.7%             76.4%             73.9%            70.8%           79.2%

ASSET QUALITY RATIOS
 Nonperforming assets to total assets                    0.30%             0.49%             0.70%            0.37%           1.11%
 Nonperforming loans to total loans                      0.46%             0.45%             1.04%            0.57%           1.16%
 Net loan charge-offs to average                         0.10%             0.04%             0.02%            0.59%           1.40%
 Allowance for loan losses total loans                   1.17%             1.07%             1.22%            1.29%           1.32%
 Allowance to nonperforming loans                         257%              240%              118%             227%            114%

BANK CAPITAL RATIOS
 Tier I risk based capital                               9.15%             9.35%            10.12%           10.22%           9.65%
 Total risk based capital                               10.29%            10.47%            11.37%           11.48%          10.91%
 Tier I leverage                                         6.44%             6.88%             5.74%            5.24%           6.09%




                        (FOOTNOTES ON FOLLOWING PAGE)

         (1) Net income for 1995, 1993, and 1992, and related balance sheet accounts, have been restated to reflect an adjustment to the Company's deferred compensation liability account. See Note 2 of the Notes to Consolidated Financial Statements.

         (2) All common share data has been adjusted for three (3) five percent (5%) Common Stock dividends declared to stockholders of record as of July 31, 1993, March 31, 1994 and March 31, 1995, and one (1) seven percent (7%) Common Stock dividend declared to stockholders of record as of March 31, 1996.

         (3) Book value per common share is based on common equity, calculated in the manner described in footnote (7) below, divided by the number of common and common equivalent shares outstanding.

         (4) Investments include federal funds sold and interest-bearing deposits in other financial institutions.

         (5)     Net of unearned income.

         (6) Preferred equity is calculated based on liquidation value of $7.50 per share of Preferred Stock. All shares of Preferred Stock outstanding as of October 17, 1995 were redeemed by the Company on December 10, 1995.

         (7) Common equity is total stockholders' equity less preferred equity.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Management's Discussion and Analysis of Financial Condition and Results of Operations of Century Bancshares, Inc. ("Company"), which analyzes the major elements of the Company's consolidated statements of operations and financial condition, should be read in conjunction with the detailed information and consolidated financial statements, and the notes related thereto, included elsewhere herein. References to the operations of the Company include the operations of its wholly-owned subsidiary, Century National Bank ("Bank"), unless the context otherwise requires.

GENERAL

         The Company derives substantially all of its revenues and income from the operation of the Bank, which provides a full range of commercial and consumer banking services to individuals, small and middle market businesses, and other organizations in the Washington, D.C. metropolitan area. The Bank's mission statement is as follows:

         Century National Bank is a community bank comprised of experienced professionals with a flexible and creative approach to banking.

         We are leaders in providing traditional banking services, enhanced by proven technology, to customers who value a person-to-person banking relationship.

         We specialize in lending to professionals, business-to-business service companies, and non-profit organizations.

         We do this to build long-term value for our customers, employees and owners.

         As of December 31, 1996, the Company had total assets of $107 million, total loans of $71 million, total deposits of $91 million, and total stockholders' equity of $6.8 million. The Company had net income of $279,000 for the year ended December 31, 1996, resulting in a return on equity of 4.2% and a return on assets of 0.27%.

         The Company's current strategic plan is directed toward the enhancement of its franchise value and operating profitability through a significant increase in its asset size, the development of new commercial accounts and loans, and expansion into the nearby Maryland and Virginia markets. The Company plans to acquire or establish banking offices in high-density commercial districts, and may in some cases open a temporary loan production office ("LPO") prior to establishing a full service branch. The Bank acquired its first branch office in downtown Washington in 1994 and in 1996 established an LPO in Tysons Corner, Virginia, which will be replaced by a full service branch in April of 1997. On March 13, 1997, the OCC approved the Bank's application to establish a full service branch in Bethesda, Maryland.


                             RESULTS OF OPERATIONS

NET INCOME

         Net income was $279,000 ($0.23 per common share) for 1996, compared with net income of $613,000 ($0.57 per common share) for 1995, a decrease of $334,000 or 55%. The decrease in net income for 1996 compared with 1995 resulted principally from a $763,000 increase in noninterest expenses primarily attributable to costs associated with new telephone and computer systems, processing costs in support of new fee-generating products and services, and expenses relating to the registration of Company Common Stock with the Securities and Exchange Commission ("SEC"). A $134,000 increase in the provision for loan losses also contributed to the decrease in net income for 1996 compared with 1995. These increased expenses were partially offset by a $396,000 increase in net interest income and a $130,000 increase in noninterest income.

         Net income for 1995 was restated to reflect an adjustment to the Company's deferred compensation liability account. The impact of this adjustment resulted in a decrease to previously reported net income of $67,000 in 1995. See Note 2 of the Notes to Consolidated Financial Statements for additional discussion.

         Net income, as restated, was $613,000 for 1995 ($0.57 per common share), a 4% increase compared with $591,000 for 1994 ($0.58 per common share). The increase in net income from 1994 to 1995 resulted from a $708,000 increase in net interest income and a $35,000 increase in non-interest income, which were offset by a $776,000 increase in non-interest expenses primarily resulting from initiatives designed to stimulate quality asset growth, such as the branch office and business development efforts described above.

         In the above discussion, all "per share" amounts have been adjusted to give effect to the Company's seven percent (7%) stock dividend which was distributed to stockholders of record as of March 31, 1996, and the two (2) five percent (5%) stock dividends which were distributed to stockholders of record as of March 31, 1995, and March 31, 1994.

NET INTEREST INCOME

         Net interest income was $4,913,000 for 1996, an increase of $396,000 or 9% compared with 1995. This increase resulted from an increase in average total interest earning assets of $2,186,000, and an increase in the Company's net interest margin from 5.42% in 1995 to 5.74% in 1996, an increase of 32 basis points. The improvement in net interest margin resulted from the Company's increased emphasis on commercial loans, which has increased the overall yield of the loan portfolio, together with the fact that loans constituted a higher percentage of the Company's total earning assets in 1996 than in 1995.

         Net interest income was $4,517,000 for 1995, an increase of $707,000 or 19% compared with net interest income of $3,810,000 for 1994. The Company's average total interest-earning assets increased from $77,825,000 for 1994 to $83,348,000 for 1995, representing a 7% increase resulting principally from an increase in loans. The net interest margin of 5.42% for 1995 increased 52 basis points from 4.90% for 1994.

         The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the years ended December 31, 1996, 1995 and 1994:

                      AVERAGE BALANCES AND INTEREST RATES
                             (Dollars in thousands)


                                                                               Year Ended December 31,
                                                 -------------------------------------------------------------------------------
                                                             1996                       1995                       1994
                                                 -------------------------- -------------------------- -------------------------
                                                          Interest                   Interest                   Interest
                                                 Average  Income/  Average  Average  Income/  Average  Average  Income/  Average
                                                 Balance  Expense    Rate   Balance  Expense    Rate   Balance  Expense    Rate
                                                 -------  -------- -------- -------  -------- -------- -------  -------- -------
INTEREST-EARNING ASSETS
  Loans receivable, net (1)                      $70,523    6,887     9.77%  62,639    6,011     9.60%  57,855    4,802     8.30%
  Investment securities, taxable (2)              10,312      545     5.29%  18,297      918     5.02%  18,251      829     4.54%
  Investment securities, nontaxable (2)(3)           228       10     4.39%     991       57     5.75%     127        6     4.45%
  Federal Funds sold                                 380       35     9.21%     428       37     8.64%   1,356       65     4.79%
  Interest-earning deposits with banks (3)         4,091      212     5.18%     993       56     5.64%     236       10     4.09%
                                                 -------  --------          -------  --------          -------  --------
    Total interest earning assets (3)             85,534    7,689     8.99%  83,348    7,079     8.49%  77,825    5,712     7.34%
NONINTEREST-EARNING ASSETS
  Cash and due from banks                          4,361                      3,854                      3,851
  Other assets                                     4,189                      2,907                      1,378
                                                 -------                    -------                    -------
    Total noninterest-earning assets               8,550                      6,761                      5,229
                                                 -------                    -------                    -------
Total assets                                     $94,084                     90,109                     83,054
                                                 =======                    =======                    =======

INTEREST BEARING LIABILITIES
  Deposits:
    Interest-bearing demand (NOW) deposits       $12,522      245     1.96%  12,230      258     2.11%  11,926      248     2.08%
    Savings deposits                               2,217       56     2.53%   2,526       67     2.65%   2,564       66     2.59%
    Money market deposits                         23,072      784     3.40%  25,153      778     3.09%  24,784      618     2.49%
    Time deposits                                 25,596    1,400     5.47%  23,128    1,269     5.49%  20,738      922     4.44%
    Borrowings                                     4,952      291     5.88%   3,526      190     5.39%   1,102       43     3.93%
    Note payable                                       -        -    N/A          -        -    N/A         51        5     8.20%
                                                 -------  --------          -------  --------          -------  --------
Total interest-bearing liabilities                68,359    2,776     4.06%  66,563    2,562     3.85%  61,165    1,902     3.11%
NONINTEREST-BEARING LIABILITIES
  Non-interest bearing deposits                   17,525                     16,841                     16,159
  Other liabilities                                1,642                      1,236                        646
                                                 -------                    -------                    -------
Total noninterest-bearing liabilities             19,167                     18,077                     16,805
                                                 -------                    -------                    -------
Stockholders' equity                               6,558                      5,469                      5,084
                                                 -------                    -------                    -------
  Total liabilities and stockholders' equity     $94,084                     90,109                     83,054
                                                 =======                    =======                    =======

Net interest income                                        $4,913                      4,517                      3,810
                                                          ========                   ========                   ========

Net interest margin (3)                                               5.74%                      5.42%                      4.90%
                                                                    ========                   ========                   ========



1. Non-accrual loan balances are included in the calculation of Average Balances - Loans Receivable, Net. Interest income on non-accrual loan balances is included in interest income to the extent that it has been collected.

2. Average balance and average rate for investment securities are computed based on book value of securities held-to-maturity and cost basis of securities available for sale.

3. Average rates on a fully taxable equivalent basis are as follows:

     Investment securities, nontaxable                                6.84%                      8.76%                      6.72%
     Total interest earning assets                                    9.00%                      8.53%                      7.34%
     Net interest margin                                              5.75%                      5.45%                      4.90%



         Changes in interest income and interest expense can result from changes in both volume and rate. The Company has an asset and liability management policy designed to provide a proper balance between rate sensitive assets and rate sensitive liabilities, to attempt to maximize interest margins and to provide adequate liquidity for anticipated needs. The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and rate:

                                            RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
                                                      (DOLLARS IN THOUSANDS)



                                               Year Ended                     Year Ended                         Year Ended
                                            December 31, 1996              December 31, 1995                  December 31, 1994
                                              Compared With                  Compared With                      Compared With
                                            December 31, 1995              December 31, 1994                  December 31, 1993
                                     Increase (Decrease) due to         Increase (Decrease) due to       Increase (Decrease) due to
                                  ---------------------------------  --------------------------------- -----------------------------
                                   Volume       Rate       Changes    Volume      Rate       Changes     Volume     Rate    Changes
                                  -------     -------     ---------  --------   --------    ----------  --------   ------  ---------
INTEREST EARNED ON:
  Loans receivable, net          $    768       108        876       428          781      1,209          (317)     (87)      (230)
  Investment securities,
    taxable                          (425)       52       (373)        2           87         89           202       20        222
  Investment securities
    nontaxable                        (36)      (11)       (47)       45            6         51             3        3          6
  Federal Funds sold                   (5)        3         (2)      (62)          34        (28)         (185)      67       (117)
  Interest-earning deposits
    with banks                        160        (4)       156        37            9         46           (84)       1        (84)
                                 ---------    ------    -------    ------       ------    -------        ------    -----     ------
    Total interest income             462       148        610       450          917      1,367           253        4        257
                                 ---------    ------    -------    ------       ------    -------        ------    -----     ------
INTEREST PAID ON:
    Interest-bearing demand (NOW)
      deposits                          7       (20)       (13)        6            4         10            (2)     (12)       (14)
    Savings deposits                   (8)       (3)       (11)       (1)           2          1            12       (6)         6
    Money market deposits             (28)       34          6        10          150        160           (57)     (25)       (82)
    Time deposits                     136        (5)       131       119          228        346            32      (30)         2
    Borrowings                         82        19        101       113           34        147            21       11         32
    Note payable                       -         -           -        (5)           -         (4)          (28)      (1)       (29)
                                 ---------    ------    -------    ------       ------    -------        ------    -----     ------
    Total interest expense            189        25        214       242          418        660           (22)     (63)       (85)
                                 ---------    ------    -------    ------       ------    -------        ------    -----     ------
Net interest income              $    273       123        396       208          499        708           275       67        342
                                 =========    ======    =======    ======       ======    =======        ======    =====     ======


PROVISION FOR LOAN LOSSES

         Provisions for loan losses are charged to income to bring the total allowance for loan losses to a level deemed appropriate by management of the Company based on such factors as historical experience, the volume and type of lending conducted by the Company, the amount of nonperforming assets, regulatory policies, generally accepted accounting principles, general economic conditions, and other factors related to the collectibility of loans in the Company's portfolio.

         The provision for loan losses for 1996 was $160,000, compared with $26,000 for 1995, representing an increase of 515%. The increase is the result of an increase in charge offs and reserves for certain consumer loans which were deemed uncollectible when the borrowers declared bankruptcy, an unanticipated $38,000 loss reserve established in the fourth quarter of 1996 resulting from a borrower's use of forged collateral as security for a loan, and a $38,000 increase in reserves during the fourth quarter of 1996 for two non-accural loans secured by real estate. In addition, the Company's loan portfolio continued to grow during 1996, with the majority of growth occurring in the commercial portfolio.

         The provision for loan losses for 1995 was $26,000, compared with $19,000 for 1994, representing an increase of $7,000 or 36%. The provision expense for both years was modest, compared to industry averages and the Company's own historical experience, as a result of significant recoveries of loans charged off prior to 1994, as well as improvement in the local and national economy during that period.

         Management believes the allowance is adequate to absorb losses inherent in the loan portfolio. In view of the Company's plans to continue its loan growth with increased emphasis on commercial loans (which are generally considered to be more risky than loans secured by real estate), it is likely that the Company will continue to maintain an adequate allowance for loan losses through future provisions charged to income. Management will continue to closely monitor the performance of its portfolio and make additional provisions as considered necessary. The Company does not presently anticipate that such provisions will have a material adverse impact on the Company's results of operations in future periods.

NONINTEREST INCOME

         Noninterest income for 1996 was $720,000, an increase of $130,000 or 22% compared with noninterest income of $590,000 for 1995. This increase resulted primarily from fees generated in connection with the Bank's Mastercard/Visa credit card program, which was initially established in March 1995. These fees, which are reported along with other items as commission and fee income, increased approximately $75,000 or 46% during 1996 as compared to 1995.

         Noninterest income was $590,000 for 1995, compared with $555,000 for 1994, an increase of $35,000 or 6% resulting primarily from fees associated with the credit card program. The $123,000 or 164% increase in commission and fee income from 1994 to 1995 was partially offset by a $127,000 or 93% decrease in other income during the same period. This decline in other income represented a return to more normal levels from the unusually high levels in 1994 caused by the receipt of miscellaneous non-recurring income items.

         The following table sets forth the various categories of noninterest income for the years ended December 31, 1996, 1995 and 1994:

                               NONINTEREST INCOME
                             (Dollars in thousands)


                                                    Year ended December 31,
                                       -------------------------------------------------
                                         1996  % Change      1995   % Change      1994
                                       ------ ---------   --------  --------    --------
Service charges on deposit account     $  416      9.8%       379      11.5%        340
Commission and fee income                 286     44.4%       198     164.0%         75
Safe deposit box rentals                   12    100.0%         6     -60.0%         15
Gain (loss) on sale of securities           -   -100.0%        (3)    -75.0%        (12)
Other income                                6    -40.0%        10     -92.7%        137
                                       ------ ---------   --------  --------    --------

Total noninterest income               $  720     22.0%       590       6.3%        555
                                       ====== =========   ========  ========    ========



NONINTEREST EXPENSE

         The Company's noninterest expense has been consistently higher in relation to its asset size than the average for small community banks. The Company's strategy is to increase its asset size significantly so that its level of noninterest expense in relation to its assets is more in line with those of comparable institutions. To support an increased rate of asset growth, branch expansion and increased product and service offerings, the Company invested approximately $1 million to upgrade its telephone and computer systems during 1995 and 1996. In addition to these capital expenditures, the Company incurred consulting expenses associated with the installation, specialized programming and security aspects of the computer system. As a result, the Company's noninterest expenses during such periods have increased in anticipation of a subsequent increase in total assets. No assurance may be given, however, that the anticipated asset growth or branch expansions will occur.

         Noninterest expense was $4,920,000 for 1996, an increase of $763,000 or 18% compared with noninterest expense of $4,157,000 for 1995. The installation of the new computer system, the writeoff of certain custom software development costs for software under design but abandoned prior to completion, unanticipated consulting, special audit, and legal expenses related to delivery, payments, and security for the computer system required the Bank to incur substantial nonrecurring expenses in connection with the installation of the new computer system. Additionally, during the same period in 1996, management of the Bank's operations and financial reporting functions related to the utilization of the computer system were realigned. This realignment resulted in unanticipated expenses including negotiated payments for personnel severance, accrued leave, and related expenses. In the aggregate, these items represented approximately $304,000 in nonrecurring expenses. A total of $112,000 in nonrecurring expenses were incurred to file a registration statement with the SEC registering shares of the Company's Common Stock issuable upon exercise of the Company's outstanding Warrants to Purchase Common Stock. The remainder of the increase in noninterest expense resulted principally from depreciation expenses associated with the Bank's new computer and telephone systems and remote ATM, as well as data processing costs in support of the credit card program.

         Noninterest expense was $4,157,000 for 1995, compared with $3,381,000 for 1994, representing an increase of $776,000 or 23%. The increase from 1994 to 1995 was primarily attributable to increased personnel and occupancy expenses associated with the Pennsylvania Avenue branch office, which was acquired on September 16, 1994, together with increased expenses incurred in connection with marketing programs.

         The following table sets forth the various categories of noninterest expense for the years ended December 31, 1996, 1995 and 1994:

                              NONINTEREST EXPENSE
                             (Dollars in thousands)

                                                        Year ended December 31,
                                         ----------------------------------------------------
                                            1996    % Change      1995    % Change      1994
                                         ---------  ---------   -------  -----------  -------

Salaries and employee benefits           $ 1,988       -5.1%     2,094       26.0%     1,662
Occupancy and equipment expenses             531        2.7%       517       18.0%       438
Depreciation and amortization                453      104.1%       222       63.2%       136
Professional fees                            628      130.9%       272        5.8%       257
Data processing                              469       41.3%       332       83.4%       181
Federal deposit insurance premiums            30      -65.9%        88      -47.9%       169
Communications                               206       28.0%       161       41.2%       114
Marketing and public relations               174       15.2%       151       26.9%       119
Branch expenses paid to RTC                    -     -100.0%        21      -27.6%        29
Office and operations expenses               317      104.5%       155       -9.9%       172
Insurance and lobby security                 104       20.9%        86       48.3%        58
OREO expenses                                  7      -85.4%        48       N/A           -
Other expenses                                13       30.0%        10      -78.3%        46
                                         ---------  ---------   -------  -----------  -------

Total noninterest expense                $ 4,920       18.4%     4,157       23.0%     3,381
                                         =========  =========   =======  ===========  =======




INCOME TAX EXPENSE

         The Company's effective tax rate increased from 33.7% in 1995 to 49.6% in 1996 due to the nondeductible nature of the $112,000 expense incurred in connection with the registration of shares of the Company's Common Stock with the SEC. The Company's effective tax rate declined from 38.7% in 1994 to 33.7% in 1995 as a result of adjustments made to the amounts of deferred tax assets and deferred tax liabilities. These adjustments were recorded based upon the Company's analysis of the carrying value of its deferred tax items.

INTEREST RATE SENSITIVITY MANAGEMENT

         Net interest income, which constitutes one of the principal sources of income for the Company, represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The difference between the Company's interest-rate sensitive assets and interest-rate sensitive liabilities for a specified time-frame is referred to as "gap." Interest rate sensitivity reflects the potential effect on net interest income of a movement in interest rates. A financial institution is considered to be asset sensitive, or having a positive gap, when the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, a financial institution is considered to be liability sensitive, or having a negative gap, when the amount of its interest-bearing liabilities maturing or repricing within a given period exceeds the amount of its interest-earning assets also maturing or repricing within that time period. During a period of rising interest rates, a positive gap would tend to increase net interest income, while a negative gap would tend to have an adverse effect on net interest income. During a period of falling interest rates, a positive gap would tend to have an adverse effect on net interest income, while a negative gap would tend to increase net interest income.

         Management of the Company seeks to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. Toward this end, the Company maintains an Asset/Liability Committee (the "ALCO") which reviews, on a regular basis, the maturity and repricing of the assets and liabilities of the Company. The ALCO has adopted the objective of achieving and maintaining a one-year cumulative GAP, as a percent of total assets, of between plus 10% and minus 10%. On a consolidated basis, the Company's one year cumulative gap was plus 8.00% at December 31, 1996.

         The following table sets forth the interest-rate sensitive assets and liabilities of the Company at December 31, 1996, which are expected to mature or are subject to repricing in each of the time periods indicated:

                 INTEREST RATE SENSITIVE ASSETS AND LIABILITIES
                             (Dollars in thousands)


                                                       TERM TO REPRICING (at December 31, 1996)
                                                  -------------------------------------------------
                                                     90 Days  91 to 180  181 Days   Over
                                                     or Less    Days    to 1 Year  1 Year   Total
                                                  ----------  --------- ---------- ------- --------
INTEREST-EARNING ASSETS
  Federal funds sold                                $ 11,436        -          -        -   11,436
  Interest-bearing deposits                            5,930      893          -        -    6,823
  Investment securities, taxable                       2,432        -        704    4,071    7,207
  Investment securities, nontaxable                        -        -        100       65      165
  Loans                                               33,495    5,986     13,100   18,157   70,738
                                                  ----------  --------- ---------- ------- --------
    Total interest-earning assets                     53,293    6,879     13,904   22,293   96,369
                                                  ----------  --------- ---------- ------- --------

INTEREST-BEARING LIABILITIES
  Interest-bearing demand and
    NOW accounts                                      13,852        -          -        -   13,852
  Savings accounts                                     2,595        -          -        -    3,595
  Money market deposits                               24,232        -          -        -   24,232
  Time deposits                                        9,445    6,862      5,897    3,038   25,242
  Borrowed funds                                         916      250        450    6,850    8,466
                                                  ----------  --------- ---------- ------- --------
    Total interest-bearing liabilities                52,040    7,112      6,347    9,888   75,387
                                                  ----------  --------- ---------- ------- --------

Interest sensitivity gap per period                   $1,253     (233)     7,557   12,405   20,982
                                                  ==========  ========= ========== ======= ========

Cumulative gap                                        $1,253    1,020      8,577   20,982   20,982
                                                  ==========  ========= ========== ======= ========


Cumulative gap as a percentage of total assets          1.17%    0.95%      8.00%    19.6%    19.6%
                                                  ==========  ========= ========== ======= ========

Cumulative interest-earning
assets as percent of cumulative
interest-bearing liabilities                             102%     102%       113%     128%     128%
                                                  ==========  ========= ========== ======= ========



                        ANALYSIS OF FINANCIAL CONDITION

LOANS AND ASSET QUALITY

         The Company presently is, and in the future expects to remain, a middle market banking organization serving professionals and businesses with interests in and around Washington, D.C. Most of the Company's real estate lending is in the Washington, D.C. metropolitan area, and a substantial portion of its loan portfolio is collateralized by first mortgages and home equity lines of credit on residences. This concentration is declining, however, as the Company continues its emphasis on the development of new commercial loan business. As of December 31, 1996 and 1995, approximately $44,109,000 (62%) and $46,103,000 (67%) of the Company's total loan portfolio, respectively, consisted of loans secured by real estate, of which one-to-four-family residential mortgage loans and home equity lines of credit represented $27,043,000 (38%) and $30,561,000 (44%), respectively, of the
Company's total loan portfolio.

         Loan concentrations are defined as aggregate credits extended to a number of borrowers engaged in similar activities or resident in the same geographic region, which would cause them to be similarly affected by economic or other conditions. The Company, on a routine basis, evaluates these concentrations for purposes of policing its concentrations and making necessary adjustments in its lending practices to reflect current economic conditions, loan to deposit ratios and industry trends. As a result of the Company's existing branch locations, the Company has significant concentrations of customers and assets in the metropolitan Washington, D.C. area. As of December 31, 1996, the industry concentrations in excess of 10% of total loans, where the borrowers as a group might be affected similarly by economic changes, consists of loans to members of the legal profession ($17,700,000 or 25% of total loans), business services ($10,826,000 or 15% of total loans), and health care services ($9,374,000 or 13% of total loans). The Company offers lines of credit, credit cards, home equity lines, and mortgage loans to these groups. The amount of such loans which are past due or considered by management to be potential problem loans is not material.

         The primary types of loans in the Company's portfolio are residential mortgages and home equity loans, commercial real estate loans, commercial loans, and consumer installment and credit card loans. Generally the Company underwrites loans based upon the borrower's debt service capacity or cash flow, a consideration of past performance on loans from other creditors as well as an evaluation of the collateral securing the loan. With some exceptions, the Company's general policy is to require a debt service coverage ratio of 120% for commercial and commercial real estate loans, a maximum gross debt ratio of 38% for consumer loans (including residential mortgage and home equity loans), and a maximum loan-to-value ratio of 80% for all types of real estate loans. Most of the Company's commercial real estate loans consist of owner-occupied properties financed for the Company's regular commercial customers, rather than speculative or investor-owned properties. Most of the Company's commercial and commercial real estate loans are personally guaranteed by the owners of the business, the primary exceptions to this requirement being loans to non-profit and membership organizations. Given the localized nature of the Company's lending activities, the primary risk factor affecting the portfolio as a whole is the health of the local economy in the Washington metropolitan area and its effects on the value of local real estate and the incomes of local professionals and business firms. To mitigate this risk, the Company's underwriting policy provides that each loan should be supported by an economically independent secondary source of repayment. Any exceptions to the general loan policy must be approved by the Executive Loan Committee.

         Loans to directors, executive officers and principal stockholders of the Company and to directors and officers of the Bank are subject to limitations contained in the Federal Reserve Act, the principal effect of which is to require that extensions of credit by the Bank to executive officers, directors, and ten percent stockholders satisfy certain standards. The Bank routinely makes loans in the ordinary course of business to certain directors and executive officers of the Company and the Bank, their associates, and members of their immediate families. In accordance with Federal Reserve Act guidelines, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with others and do not involve more than normal risk of collectibility or present other unfavorable features. As of December 31, 1996, loans and commitments outstanding to directors and executive officers of the Company and the Bank, their associates and members of their immediate families totaled $2,277,000 (net of participations sold to other banks on a non-recourse basis), which represented approximately 2.5% of total loans and commitments outstanding as of that date. As of December 31, 1996, none of these loans outstanding from the Bank to related parties were on non-accrual, past due, restructured or considered by management to be a potential problem loan.

         The following table sets forth the composition of the Company's loan portfolio by type of loan on the dates indicated:

                            LOAN PORTFOLIO ANALYSIS
                             (DOLLARS IN THOUSANDS)


                                                    December 31,
                                          -------------------------------
                                             1996       1995       1994
                                          ---------  ----------  --------
    Aggregate Principal Amount
Type of loan:
  1-4 family residential mortgage         $ 20,612     24,921     25,610
  Home equity loans                          6,431      5,640      6,004
  Multifamily residential                    1,963      2,087      2,163
  Construction                                 382      1,545        788
  Commercial real estate                    14,721     11,910      9,358
  Commercial loans                          17,403     13,213     10,376
  Installment and credit card loans          9,226      9,023      4,989
  Other loans                                    -        963      1,486
                                          ---------  ----------  --------
Gross loans                                 70,738     69,302     60,774
  Less:Unearned income                         (62)       (98)      (111)
                                          ---------  ----------  --------
Total loans, net of unearned              $ 70,676     69,204     60,663
                                          =========  ==========  ========

   Percentage of Loan Portfolio
Type of loan:
  1-4 family residential mortgage            29.14%     35.96%     42.14%
  Home equity loans                           9.09%      8.14%      9.87%
  Multifamily residential                     2.78%      3.01%      3.56%
  Construction                                0.54%      2.23%      1.30%
  Commercial real estate                     20.81%     17.18%     15.40%
  Commercial loans                           24.60%     19.07%     17.07%
  Installment and credit card loans          13.04%     13.02%      8.21%
  Other loans                                 0.00%      1.39%      2.45%
                                          ---------  ----------  --------
Gross loans                                 100.00%    100.00%    100.00%
                                          =========  ==========  ========

         The following table sets forth the maturities of loans (based upon contractual dates) outstanding as of December 31, 1996, and an analysis of sensitivities of loans to changes in interest rates. The Company's portfolio of adjustable rate home mortgages consists of loans to customers in the local market area. Such loans generally have balloon maturities within ten years or less, with 2% annual and 6% lifetime "caps" on interest rate changes. Borrowers have the right to prepay such loans without penalty.


                    MATURITIES AND RATE SENSITVITY OF LOANS
                             (DOLLARS IN THOUSANDS)


                                                   Over 1 Year
                                                 Through 5 Years        Over 5 Years
                                               --------------------  --------------------
                                    One Year    Fixed     Floating    Fixed     Floating
                                    or Less      Rate       Rate       Rate       Rate      Total
                                   ----------  --------- ----------  --------  ---------- ----------

Commercial                         $   5,798      3,006      6,487        196      1,916     17,403
Commerial real estate                    803        532      2,810      2,641      7,935     14,721
Residential mortgage/home equity       1,567      1,868      2,659        415     22,497     29,006
Construction                               -        302         80          -          -        382
Installment/credit card                  785      1,081      1,343        499      5,518      9,226
                                   ----------  --------- ----------  --------  ---------- ----------
   Total                           $   8,953      6,789     13,379      3,751     37,866     70,738
                                   ==========  ========= ==========  ========  ========== ==========



NONPERFORMING ASSETS

         Generally, interest on loans is accrued and credited to income based upon the principal balance outstanding. It is the Company's policy to discontinue the accrual of interest income and classify a loan as non-accrual when principal or interest is past due 90 days or more and the loan is not well secured and in the process of collection, or when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. The Company will generally charge-off loans after 120 days of delinquency unless adequately collateralized and in the process of collection. A loan is considered in the process of collection if, based on a probable specific event, management believes that the loan will be repaid or brought current within a reasonable period of time. Loans will not be returned to accrual status until the loan has been brought current and future payments of principal and interest appear certain. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments received are applied to the outstanding principal balance.

         Real estate acquired by the Company as a result of foreclosure or in-substance foreclosure is classified as other real estate owned ("OREO"). Such loans are reclassified to OREO and recorded at the lower of cost or fair market value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for loan losses at that time. Further allowances for losses are recorded as charges to other expenses at the time management believes additional deterioration in value has occurred.

         The following table sets forth certain information with respect to the Company's non-accrual loans, OREO, and accruing loans which are contractually past due 90 days or more as to principal or interest, for the periods indicated:


                              NONPERFORMING ASSETS
                             (DOLLARS IN THOUSANDS)

                                          Year Ended December 31,
                                      -----------------------------
                                        1996       1995       1994
                                      --------  ---------   -------

Non-accrual loans                     $  272          8        628
Accruing past due 90 days or more         50        300          -
                                      --------  ---------   -------
  Total nonperforming loans              322        308        628
Other real estate owned                    -        193          -
                                      --------  ---------   -------
  Total nonperforming assets          $  322        501        628
                                      ========  =========   =======

Nonperforming to total assets           0.30%      0.49%      0.70%
                                      ========  =========   =======




         The amount of interest on non-accrual loans which would have been recorded as income under the original terms of such loans was $17,000, $1,000 and $32,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The amount of interest income recognized on non-accrual loans that was included in net income was $19,581, $13,500 and $13,500 for 1996, 1995 and 1994 respectively.

         Loans past due 90 days or more and still accruing as of December 31, 1996, totaled $50,000, of which $44,000 is composed of installment loans and credit card debt. The remaining $6,000 is secured by real estate.

         Non-accrual loans as of December 31, 1996 included two large secured credits totaling $171,000 and three smaller credits. Both of the larger credits are secured by real property.

ALLOWANCE FOR LOAN LOSSES

         The Company maintains an allowance for loan losses based upon, among other things, such factors as historical experience, the volume and type of lending conducted by the Company, the amount of nonperforming assets, regulatory policies, generally accepted accounting principles, general economic conditions, and other factors related to the collectibility of loans in the Company's portfolios. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if such factors and conditions differ from the assumptions used in making the initial determinations. Based upon criteria consistently applied during the periods, the Company's allowance for loan losses was $740,000 (1.22% of total loans) as of December 31, 1994, $740,000 (1.07% of total loans) as of December 31, 1995, and $826,000 (1.17% of total loans) as of December 31, 1996. The allowance for loan losses as a percentage of nonperforming loans was 257% and 240% as of December 31, 1996 and 1995, respectively.

         The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated:

                           ALLOWANCE FOR LOAN LOSSES
                             (DOLLARS IN THOUSANDS)


                                               Year Ended December 31,
                                         --------------------------------
                                            1996        1995       1994
                                         ----------  ----------  --------

Average net loans outstanding            $  70,523     63,354     58,636
                                         ==========  ==========  ========

Loans outstanding at period-end             70,676     69,204     60,663
                                         ==========  ==========  ========

  Total Nonperforming loans                    322        308        628
                                         ==========  ==========  ========

Beginning balance of allowance                 740        740        730
Loans charged-off:
  1-4 family residential mortgage                -        137         33
  Home equity loans                              -          -         61
  Commercial loans                             126         10          1
  Installment and credit card loans            129         51         11
                                         ----------  ----------  --------
Total loans charged off                        255        198        106
                                         ----------  ----------  --------

Recoveries of previous charge-offs:
  1-4 family residential mortgage               37         77          7
  Home equity loans                              -          -         14
  Commercial loans                             125         93         71
  Installment and credit card loans             19          2          5
                                         ----------  ----------  --------
Total recoveries                               181        172         97
                                         ----------  ----------  --------

Net loans charged-off                           74         26          9
                                         ----------  ----------  --------

Provision for loan losses                      160         26         19
                                         ----------  ----------  --------

Balance at end of period                 $     826        740        740
                                         ==========  ==========  ========


Net charge-offs to average loans              0.10%      0.04%      0.02%
                                         ==========  ==========  ========

Allowance as % of total loans                 1.17%      1.07%      1.22%
                                         ==========  ==========  ========

Nonperforming as % of total loans             0.46%      0.45%      1.04%
                                         ==========  ==========  ========

Allowance as % of nonperforming loans          257%       240%       118%
                                         ==========  ==========  ========

         Although the Company considers the composition of its loan portfolio, and the loss potential associated with different types of loans, in determining the level of the allowance, the Company does not formally allocate its allowance for loan losses by loan category. In considering the loss potential associated with different types of loans, the Company considers its own historical loss experience with each type of loan, together with any internal or external changes which might suggest that future losses will be higher or lower than the historical loss experience. Such additional factors include changes in national or local economic conditions which affect the repayment capacity of borrowers and/or the market value of collateral, trends in past due payments, changes in underwriting standards, changes in loan originating and servicing personnel, changes in the types of credit offered, and other factors.



INVESTMENT ACTIVITIES

         The Company's investment portfolio of $7,372,000 as of December 31, 1996, consisted primarily of U.S. government agency obligations and mortgage-backed securities. This represented a decrease of $6,307,000 or 46% compared to the investment portfolio as of December 31, 1995, as investment maturities were used to fund loan growth and enhance liquidity. The investment portfolio declined 39% from $22,461,000 as of December 31, 1994 to $13,679,000 as of December 31, 1995, which was anticipated because all of the branch deposits acquired by the Company in 1994 from the RTC were initially invested in U.S. Treasury and agency securities, pending anticipated deposit runoff and eventual redeployment of the deposit funds into the loan portfolio.

         Investment securities held to maturity are stated at cost, adjusted for amortization of premium and accretion of discount. Investment securities available for sale are stated at fair value in accordance with SFAS No. 115, "Accounting For Certain Investments in Debt and Equity Securities," which was adopted by the Company in 1994. The following table sets forth the book value of the Company's investment portfolio as of the dates indicated:

                        INVESTMENT PORTFOLIO COMPOSITION
                             (DOLLARS IN THOUSANDS)


                                                    Year Ended December 31,
                                        -----------------------------------------
                                            1996           1995           1994
                                        -----------   ------------    -----------
Available for sale
   U.S. government agencies             $  3,136           9,968          18,323
   Mortgage-backed securities              3,278           2,994           3,356
                                        -----------   ------------    -----------
        Total available for sale           6,414          12,962          21,679

Held to maturity
   State, county and municipal               165             250             250
   Other                                     793             467             532
                                        -----------   ------------    -----------
        Total held to maturity               958             717             782

                                        -----------   ------------    -----------
Total investment securities             $  7,372          13,679          22,461
                                        ===========   ============    ===========




         The following table sets forth the maturity distribution and weighted average yield of the investment portfolio of the Company as of December 31, 1996:

                  INVESTMENT PORTFOLIO--MATURITIES AND YIELDS
                             (DOLLARS IN THOUSANDS)


                                                          December 31, 1996
                                     --------------------------------------------------------------
                                     1 Year or Less   1 to 5 Years   5 to 10 Years   After 10 Years
                                     ---------------  -------------  --------------  --------------

Maturity Distribution
   U.S. government agencies          $           -           3,136               -               -
   Mortgage-backed securities (1)              548             300               -           2,430
   State, county and municipal                 100              65               -               -
   Other                                         -               -               -             793
                                     ---------------  -------------  --------------  --------------
      Total                          $         648           3,501               -           3,223
                                     ===============  =============  ==============  ==============



Weighted Averge Yield (2)
   U.S. government agencies               N/A              5.63%          N/A               N/A
   Mortgage-backed securities            5.23%             5.86%          N/A              5.60%
   State, county and municipal           4.55%             4.75%          N/A               N/A
   Fully tax equivalent                  6.74%             7.20%          N/A               N/A
   Other                                  N/A               N/A           N/A              6.32%


(1) Mortgage-backed securities consist of floating rate debt securities that reprice quarterly or more frequently.

(2) The calculation of the weighted average yields is based on yield, weighted by the respective book value of the securities, using cost basis in the case of securities available for sale.



DEPOSIT ACTIVITIES

         The Company's average balance of total deposits was $80,932,000 for the year ended December 31, 1996, an increase of $1,054,000 or 1.3% compared with average deposits of $79,878,000 for the year ended December 31, 1995, which in turn represented an increase of $3,707,000 or 4.9% compared with average deposits of $76,171,000 for the year ended December 31, 1994. The Company views deposit growth as a significant challenge in its effort to increase its asset size, a challenge which the Company is addressing through its branching program, increased emphasis on commercial accounts, and offering more attractive interest rates to stimulate deposit growth.

         The following table sets forth the average balances and weighted average rates for the Company's categories of deposits for the periods indicated:

                                AVERAGE DEPOSITS
                             (DOLLARS IN THOUSANDS)


                                                                       Year Ended December 31,
                               ---------------------------------------------------------------------------------------------------
                                              1996                              1995                              1994
                               -------------------------------   -------------------------------   -------------------------------
                               Average    Average      % of      Average    Average      % of      Average    Average      % of
                               Balance      Rate      Total      Balance      Rate      Total      Balance      Rate      Total
                               ---------  ---------  ---------   ---------  ---------  ---------   ---------  ---------  ---------

Noninterest bearing            $ 17,525       0.00%     21.65%     16,841       0.00%     21.08%     16,159       0.00%     21.21%
  deposits
Interest-bearing demand          12,522       1.96%     15.47%     12,230       2.11%     15.31%     11,926       2.08%     15.66%
  (NOW) deposits
Savings deposits                  2,217       2.53%      2.74%      2,526       2.65%      3.16%      2,564       2.59%      3.37%
Money market deposits            23,072       3.40%     28.51%     25,153       3.09%     31.49%     24,784       2.49%     32.54%
Time deposits                    25,596       5.47%     31.63%     23,128       5.49%     28.96%     20,738       4.44%     27.22%
                               ---------             ---------   ---------  ---------  ---------   ---------  ---------  ---------
  Total                        $ 80,932                100.00%     79,878                100.00%     76,171                100.00%
                               =========             =========   =========             =========   =========             =========

Weighted average rate                         3.07%                             2.97%                             2.43%
                                          =========                         =========                         =========




         The Company seeks to rely primarily on core deposits from regular customers to provide a stable and cost-effective source of funding to support asset growth. The Company's Asset/Liability Management Policy limits total brokered deposits to ten percent (10%) of the Bank's total liabilities. As of December 31, 1996, brokered deposits represented $3,276,000 (3.3%) of the Company's total liabilities.

         As of December 31, 1996, total time deposits in excess of $100,000 accounted for $15,169,000 or 18.8% of the Company's total deposits. Of this amount, $10,359,000 had a remaining term of six months or less. The following table sets forth the amount of the Company's certificates of deposit of $100,000 or more, by time remaining until maturity, as of December 31, 1996 and 1995:

                       TIME DEPOSITS OF $100,000 OR MORE
                             (DOLLARS IN THOUSANDS)

                                                    December 31,
                                              --------------------
         Maturity Period                          1996       1995
-------------------------------------         ---------   --------

Three months or less                          $  6,179      5,405
Over three months through six months             4,180      2,320
Over six months through twelve months            3,905      2,142
Over twelve months                                 905      3,141
                                              ---------   --------
     Total                                    $ 15,169     13,008
                                              =========   ========




BORROWINGS

         Borrowings consist of advances from the Federal Home Loan Bank of Atlanta ("FHLBA") and deposits received in the Bank's U.S. Treasury Tax and Loan Account. Balances outstanding and effective rates of interest are shown in the tables below for the years ending December 31, 1996, 1995 and 1994:

                                  BORROWINGS
                             (DOLLARS IN THOUSANDS)


                                                   Year-ended December 31,
                                           -----------------------------------
                                              1996          1995         1994
                                           ----------   ----------   ---------
   Federal Home Loan Bank of Atlanta
Ending balance                             $ 7,750         2,000        2,200
Daily average balance for the period         4,559         2,924          707
Maximum outstanding balance at
  a month-end during the period              7,800         4,000        3,500
Daily average interest rate for
  the period                                  5.99%         5.46%        4.24%
Average interest rate on period
  end balance                                 6.73%         6.10%        6.88%

     Treasury Tax and Loan Account
Ending balance                             $   716         1,808          684
Daily average balance for the period           393           473          394
Maximum outstanding balance at
  a month-end during the period                829           711          684
Daily average interest rate for
  the period                                  4.64%         4.60%        3.48%
Average interest rate on period
  end balance                                 5.16%         2.00%        2.75%




         The following table shows the details of the Bank's fixed rate advances from the FHLBA, with original maturities in excess of one year, as of December 31, 1996:

                                  BORROWINGS
                             (Dollars in thousands)


                          December 31, 1996
                   ------------------------------
 Advance   Amount  Outstanding Current  Long Term Interest  Maturity
  Date    Borrowed   Balance   Portion   Portion    Rate      Date          Repayment Terms
-------- --------- ----------- -------  --------- --------  -------   -----------------------------
10/10/96  $    300       300         -       300   6.60%    10/10/99  Due at maturity
10/10/96       300       300         -       300   6.85%    10/10/01  Due at maturity
10/10/96     2,000     2,000       400     1,600   6.57%    10/10/01  Equal installments quarterly
                                                                      commmencing 1/10/97
10/10/96     2,400     2,400       400     2,000   6.66%    10/10/02  Equal installments quarterly
                                                                      commmencing 1/10/97
 2/8/96        800       800         -       800   6.30%     2/8/06   Due at maturity
 5/16/96     1,000     1,000         -     1,000   7.34%     5/16/06  Due at maturity
 6/24/96     1,000       950       100       850   6.94%     6/24/06  Equal installments semi annu
                                                                      commencing 12/24/96
          --------   -------   -------   -------
          $  7,800     7,750       900     6,850
          ========   =======   =======   =======



RETURN ON EQUITY AND ASSETS

         Return on average assets ("ROA") measures net income in relation to total average assets and generally indicates an institution's ability to use its assets profitably. Return on average equity ("ROE") is determined by dividing annual net income by average stockholders' equity and indicates the effectiveness of an institution in generating net income from the capital invested by its stockholders. The following table sets forth the Company's ROA and ROE for the periods indicated:

                         RETURN ON EQUITY AND ASSETS


                                                      December 31,
                                       ----------------------------------------------
                                          1996            1995            1994
                                       ----------    -------------   ----------------

Return on average assets                   0.27%           0.68%             0.71%
Return on average equity                   4.20%          11.49%            12.38%
Period-end equity to total assets          6.30%           6.26%             5.33%

LIQUIDITY

         The Company's Asset/Liability Management Policy is intended to maintain adequate liquidity for the Bank and thereby enhance its ability to raise funds to support asset growth, meet deposit withdrawals and lending needs, maintain reserve requirements and otherwise sustain operations. The Company accomplishes this primarily through management of the maturities of its interest-earning assets and interest-bearing liabilities. The Company believes that the Bank's present liquidity position is adequate to meet its current and future needs.

         Asset liquidity is provided by cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future. The asset liquidity of the Bank is maintained in the form of vault cash, demand deposits with commercial banks, federal funds sold, interest bearing deposits with other financial institutions, short-term investment securities, other investment securities available-for-sale, and short-term loans. The Company has defined "cash and cash equivalents" as those amounts included in cash and due from banks and federal funds sold. As of December 31, 1996, the Bank had cash and cash equivalents of $19.8 million, an increase of $10 million compared to December 31, 1995, which increase is primarily attributable to maturities of investment securities and an increase in long-term borrowings.

         As of December 31, 1996, $18,907,000 or 74% of the Company's total investment portfolio, including federal funds sold and interest bearing deposits held with other financial institutions, was scheduled to mature within one year. The remainder of the portfolio consists of $3,501,000 (14% of total portfolio) in U.S. Government, agency, and municipal securities that will mature within two years, and $2,430,000 (9% of total portfolio) in federal agency mortgage pass-through securities and collateralized mortgage obligations with an estimated weighted average duration of approximately three years, and the Bank's required stock investment in the FHLBA and the Federal Reserve Bank of Richmond totaling $793,000. The unrealized gain contained in the held-to-maturity portion of the investment portfolio as of December 31, 1996 was less than $1,200.

         Liability liquidity is provided by access to core funding sources, principally various customers' deposit accounts in the Company's market area. As a member of the FHLBA, the Bank is authorized to borrow up to $13.3 million secured by a blanket pledge of its portfolio of 1-to-4-family residential mortgage loans. The Bank also has approved lines of credit from larger correspondent banks to borrow excess reserves on an overnight basis (known as "federal funds purchased") in the amount of $1.0 million and to borrow on a secured basis ("repurchase agreements") in the amount of $5.0 million. As of December 31, 1996, the Bank had no federal funds purchased or repurchase agreements, and was utilizing $7,750,000 of its available FHLBA borrowings in the form of fixed-rate term credit advances with an average cost of 6.73%. The Company utilizes fixed rate term credit advances from the FHLBA to fund fixed rate real estate loans of comparable terms and maturities.

         The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $903,000 for the year ended December 31, 1996. Net cash provided by investing activities, consisting primarily of payments and maturities of securities available-for-sale, was $3.7 million for the year ended December 31, 1996. Net cash provided by financing activities for 1996 was $5.2 million and was related to an increase in long-term borrowings.

         Net cash provided by operating activities was $448,000 for the year ended December 31, 1995, and $303,000 for the year ended December 31, 1994. The net cash used by investing activities was $6.8 million and $5.5 million for the years ended December 31, 1995 and 1994, respectively, and was primarily reflected by an increase in net loans outstanding. Net cash provided by financing activities, consisting primarily of growth in deposits, was $10.4 million and $3.8 million for the years ended December 31, 1995 and 1994, respectively.

         In the ordinary course of business, the Bank enters into commitments to make loans and fund letters of credit, and the Company is also a party to three operating leases with respect to its banking quarters. Details of these commitments may be found in the accompanying Notes to Consolidated Financial Statements.

         The Company had cash on hand in the amount of $29,000 as of December 31, 1996 at the holding company level. The Company anticipates using these funds, together with dividends received from the Bank, as working capital to pay normal operating expenses. As of December 31, 1996, the Company had no indebtedness outstanding at the holding company level.

CAPITAL RESOURCES

         Total stockholders' equity as of December 31, 1996 was $6,750,000, an increase of $385,000 or 6% compared with stockholders' equity of $6,365,000 as of December 31, 1995. Net income for the year ended December 31, 1996 was $279,000. In addition to these retained earnings, stockholders' equity was also augmented by a $22,000 increase in the market value of investment securities available-for-sale, net of tax effect, and $84,000 received from the exercise of employee stock options.

         Total stockholders' equity was $6,365,000 as of December 31, 1995, an increase of $1,555,000 or 32% compared with stockholders' equity of $4,810,000 as of December 31, 1994. The increase in total stockholders' equity as of December 31, 1995 was attributable to $613,000 of net income for 1995, $480,000 in net proceeds from the issuance of Common Stock, and a $502,000 increase in the market value of investment securities available-for-sale, net of tax effect, all partially offset by a $40,000 preferred stock dividend.

         The OCC has established certain minimum risk-based capital standards that apply to national banks. At December 31, 1996, the Bank exceeded all applicable regulatory capital requirements. See Note 16 of the Notes to Consolidated Financial Statements.

ACCOUNTING MATTERS

         In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which will be effective for transactions occurring after December 31, 1996. This Statement requires that, after a transfer of financial assets, an entity recognize the financial and servicing assets it controls and the liabilities it has incurred, and derecognize financial assets when control has been surrendered. The transferor has surrendered control over financial assets only if such assets have been isolated from the transferor, the transferee obtains the right to pledge or exchange the transferred assets, and any agreement to repurchase the transferred assets can be satisfied by delivery of assets that are readily obtainable. Liabilities and derivatives incurred or obtained in exchange for transferred assets are initially measured at fair value.
Servicing assets and other retained interests in the transferred assets are measured by allocating the carrying amount between the assets and the retained interests based on their relative fair values. It is management's belief that the adoption of this Statement will not have a material impact on the Company or its results of operations.

IMPACT OF INFLATION, CHANGING PRICES AND MONETARY POLICIES

         The financial statements and related financial data concerning the Company presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. Unlike industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant effect on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Interest rates are highly sensitive to many factors which are beyond the control of the Company, including the influence of domestic and foreign economic conditions and the monetary and fiscal policies of the United States government and federal agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policy such as seeking to curb inflation and combat recession by its open market operations in United States government securities, control of the discount rate applicable to borrowing by banks, and establishment of reserve requirements against bank deposits. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits, and affect the interest rates charged on loans and paid on deposits. The nature, timing and impact of any future changes in federal monetary and fiscal policies on the Bank and its results of operations are not predictable.


DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         Items 1 and 7 of this document include forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in conjunction with the forward looking statements included herein (Cautionary Disclosures). Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       [KPMG PEAT MARWICK LLP LETTERHEAD]



INDEPENDENT AUDITORS' REPORT



The Board of Directors
Century Bancshares, Inc.:


We have audited the accompanying consolidated statements of financial condition of Century Bancshares, Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Bancshares, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                               /s/ KPMG Peat Marwick LLP


Washington, D.C.
February 21, 1997

CENTURY BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

December 31, 1996 and 1995

==========================================================================================================================

ASSETS                                                                                    1996                    1995
--------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                         $        8,363,911              8,045,561
Federal funds sold                                                                      11,436,000              1,980,000
Interest bearing deposits in other banks                                                 6,823,077              6,031,700
Investment securities available-for-sale, at fair value                                  6,414,011             12,961,735
Investment securities, at cost, fair value of $959,389 and $718,851 in 1996
        and 1995, respectively                                                             958,245                716,879
Loans, net of unearned income                                                           70,676,356             69,203,965
Less - allowance for loan losses                                                          (825,876)              (740,000)
--------------------------------------------------------------------------------------------------------------------------

Loans, net                                                                              69,850,480             68,463,965
--------------------------------------------------------------------------------------------------------------------------
Leasehold improvements, furniture, and equipment, net                                    1,558,247              1,454,056
Accrued interest receivable                                                                509,567                589,130
Other real estate owned                                                                          -                192,658
Deposit premium                                                                            275,072                320,847
Prepaid expenses                                                                           157,228                141,844
Other assets                                                                               840,171                831,681
--------------------------------------------------------------------------------------------------------------------------

                                                                                $      107,186,009            101,730,056
==========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------

Liabilities:
        Deposits:
                Noninterest-bearing                                             $       24,064,454             24,712,204
                Interest-bearing                                                        66,920,756             65,827,158
--------------------------------------------------------------------------------------------------------------------------

        Total deposits                                                                  90,985,210             90,539,362

        Other borrowings                                                                 8,465,877              3,807,910
        Other liabilities                                                                  984,881              1,017,764
--------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                      100,435,968             95,365,036
--------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
        Common stock, $1 par value; 2,000,000 shares authorized; 1,146,028 and 1,046,047 shares issued and outstanding at
                December 31, 1996 and 1995, respectively                                 1,146,028              1,046,047
        Additional paid in capital                                                       4,870,856              4,410,876
        Retained earnings                                                                  779,057                976,161
        Unrealized loss on investment securities available-for-sale, net of
                tax effect                                                                 (45,900)               (68,064)
--------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                               6,750,041              6,365,020
--------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

                                                                                $      107,186,009            101,730,056
==========================================================================================================================

See accompanying notes to consolidated financial statements.

CENTURY BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

Years ended December 31, 1996, 1995, and 1994

=============================================================================================================================

                                                                                1996            1995            1994
-----------------------------------------------------------------------------------------------------------------------------

Interest income:
        Interest and fees on loans                                      $     6,887,424       6,010,907         4,801,905
        Interest on federal funds sold                                           34,732          37,145            64,967
        Interest on deposits in other banks                                     211,563          56,258             9,622
        Interest on securities available-for-sale                               545,481         917,605           790,967
        Interest on securities held to maturity                                  10,296          57,272            43,665
-----------------------------------------------------------------------------------------------------------------------------

Total interest income                                                         7,689,496       7,079,187         5,711,126
-----------------------------------------------------------------------------------------------------------------------------

Interest expense:
        Interest on deposits:
                Certificates $100,000 and over                                  768,603         636,236           441,693
                Certificates under $100,000                                     630,875         631,662           480,060
                NOW accounts                                                    245,473         258,428           248,148
                Savings accounts                                                 56,075          67,189            66,341
                Money market accounts                                           783,466         777,954           617,731
        Interest on loan payable                                                      -               -             4,246
        Interest on other borrowings                                            291,494         190,295            43,323
-----------------------------------------------------------------------------------------------------------------------------

Total interest expense                                                        2,775,986       2,561,764         1,901,542
-----------------------------------------------------------------------------------------------------------------------------

Net interest income                                                           4,913,510       4,517,423         3,809,584

Provision for loan losses                                                       160,000          26,347            19,431
-----------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                           4,753,510       4,491,076         3,790,153
-----------------------------------------------------------------------------------------------------------------------------

Noninterest income:
        Service charges on deposit accounts                                     416,357         378,739           340,291
        Other operating income                                                  303,902         214,797           226,505
        Loss on sale of securities                                                    -          (3,197)          (11,748)
-----------------------------------------------------------------------------------------------------------------------------

Total noninterest income                                                        720,259         590,339           555,048
-----------------------------------------------------------------------------------------------------------------------------


                                                           (Continued)

CENTURY BANCSHARES, INC. AND SUBSIDIARY

==================================================================================================================================

                                                                             1996                    1995                  1994
----------------------------------------------------------------------------------------------------------------------------------
Noninterest expenses:
        Salaries and employee benefits                          $       1,987,989               2,093,816             1,661,821
        Occupancy and equipment expense                                   531,336                 516,617               438,355
        Depreciation and amortization                                     452,949                 221,557               136,180
        Professional fees                                                 628,244                 272,960               257,235
        Data processing                                                   468,743                 332,363               180,900
        Federal deposit insurance premiums                                 30,238                  88,146               169,185
        Communications                                                    206,404                 161,090               113,802
        Other real estate owned                                             6,775                  48,445                   -
        Other operating expenses                                          607,813                 422,322               423,273
----------------------------------------------------------------------------------------------------------------------------------

Total noninterest expenses                                              4,920,491               4,157,316             3,380,751
----------------------------------------------------------------------------------------------------------------------------------

Income before income tax expense                                          553,278                 924,099               964,450

Income tax expense                                                        274,699                 311,445               373,546
----------------------------------------------------------------------------------------------------------------------------------


Net income                                                      $         278,579                 612,654               590,904
==================================================================================================================================

Income per common share                                         $             .23                     .57                   .58
==================================================================================================================================

Weighted average common and common equivalent shares
        outstanding                                                     1,196,607                 998,512               959,278
==================================================================================================================================

See accompanying notes to consolidated financial statements.

CENTURY BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

Years ended December 31, 1996, 1995, and 1994

====================================================================================================================================

                                                               Preferred stock                  Common stock           Additional
                                                            ---------------------           --------------------          paid-in
                                                            Shares          Amount          Shares          Amount        capital
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1993, as previously reported          62,335       $  62,335          782,316      $  782,316     3,898,006
Adjustment related to deferred compensation                      -               -                -               -             -
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993, as restated                     62,335          62,335          782,316         782,316     3,898,006

Stock dividend (5% of shares outstanding)                        -               -           39,061          39,061       (39,061)
Repurchase of preferred stock                               (1,008)         (1,008)               -               -        (6,552)
Exercise of stock options                                        -               -            1,855           1,855         3,258
Preferred stock dividend                                         -               -                -               -             -
Net income                                                       -               -                -               -             -
Unrealized loss on investment securities
        available-for-sale, net of tax effect                    -               -                -               -             -
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994                                  61,327          61,327          823,232         823,232     3,855,651

Exercise of stock options                                        -               -            7,831           7,831        15,616
Stock dividend (5% of shares outstanding)                        -               -           41,072          41,072       195,092
Redemption of preferred stock                              (33,878)        (33,878)               -               -      (220,207)
Exchange of preferred stock                                (27,449)        (27,449)          35,814          35,814        (8,365)
Issuance of common stock                                         -               -          138,098         138,098       573,089
Preferred stock dividend                                         -               -                -               -             -
Net income                                                       -               -                -               -             -
Unrealized gain on investment securities available-
        for-sale, net of tax effect                              -               -                -               -             -
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                                       -               -        1,046,047       1,046,047     4,410,876

Stock dividend (7% of shares outstanding)                        -               -           73,047          73,047       401,758
Exercise of stock options                                        -               -           26,934          26,934        58,222
Net income                                                       -               -                -               -             -
Unrealized loss on investment securities
        available-for-sale, net of tax effect                    -               -                -               -             -
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                                       -       $       -        1,146,028      $1,146,028     4,870,856
====================================================================================================================================

=================================================================================================================================
                                                                               Unrealized loss on
                                                                  Retained  investment securities
                                                                  earnings     available-for-sale                         Total
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1993, as previously reported                152,728                 (24,844)                     4,870,541
Adjustment related to deferred compensation                       (66,981)                      -                        (66,981)
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1993, as restated                            85,747                 (24,844)                     4,803,560
---------------------------------------------------------------------------------------------------------------------------------
Stock dividend (5% of shares outstanding)                               -                       -                              -
Repurchase of preferred stock                                           -                       -                         (7,560)
Exercise of stock options                                               -                       -                          5,113
Preferred stock dividend                                          (36,796)                      -                        (36,796)
Net income                                                        590,904                       -                        590,904
Unrealized loss on investment securities
        available-for-sale, net of tax effect                           -                (545,301)                      (545,301)
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994                                        639,855                (570,145)                     4,809,920

Exercise of stock options                                               -                       -                         23,447
Stock dividend (5% of shares outstanding)                        (236,164)                      -                              -
Redemption of preferred stock                                           -                       -                       (254,085)
Exchange of preferred stock                                             -                       -                              -
Issuance of common stock                                                -                       -                        711,187
Preferred stock dividend                                          (40,184)                      -                        (40,184)
Net income                                                        612,654                       -                        612,654
Unrealized gain on investment securities available-
        for-sale, net of tax effect                                     -                 502,081                        502,081
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                                        976,161                 (68,064)                     6,365,020

Stock dividend (7% of shares outstanding)                        (475,683)                      -                           (878)
Exercise of stock options                                               -                       -                         85,156
Net income                                                        278,579                       -                        278,579
Unrealized loss on investment securities
        available-for-sale, net of tax effect                           -                  22,164                         22,164
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                                        779,057                 (45,900)                     6,750,041
=================================================================================================================================

See accompanying notes to consolidated financial statements.

CENTURY BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended December 31, 1996, 1995, and 1994

=================================================================================================================================

                                                                                     1996              1995                1994
---------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
        Net income                                                            $     278,579            612,654            590,904
        Adjustments to reconcile net income to net cash
            provided by operating activities:
                 Depreciation and amortization                                      452,959            221,557            136,180
                 Provision for loan losses                                          160,000             26,347             19,431
                 Provision for losses on other real estate owned                     10,000             48,445                  -
                 Loss on sale of securities - available-for-sale                          -              3,197             11,748
                 Loss (gain) on sale of other real estate owned                     (21,328)            11,883                  -
                 (Increase) decrease in accrued interest receivable                  79,563             (7,509)           (82,396)
                 Decrease in prepaid expenses and other assets                      (23,874)          (402,960)          (117,490)
                 Increase in other liabilities                                      (32,883)           (65,943)          (255,459)
----------------------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                           903,016            447,671            302,918
----------------------------------------------------------------------------------------------------------------------------------


Cash flows from investing activities:
        Loan repayments and recoveries (originations), net                       (1,547,403)        (8,951,855)        (4,077,823)
        Net increase in interest bearing deposits in
            other banks                                                            (791,377)        (5,838,933)          (169,388)
        Purchases of securities available-for-sale                               (3,092,717)        (1,010,160)       (10,454,516)
        Purchases of securities held to maturity                                   (326,366)                 -           (254,852)
        Payments and maturities of securities available-for-sale                  9,662,605          6,553,254          7,404,794
        Repayments and maturities of securities held to maturity                     85,000                  -                  -
        Proceeds from sale of investment securities
            available-for-sale                                                            -          3,738,431          2,164,757
        Purchase of leasehold improvements, furniture and
            equipment, net of disposals                                            (511,366)        (1,366,073)           (95,203)
        Proceeds from sale of other real estate owned                               203,986             96,890                  -
----------------------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by investing activities                                  3,682,362         (6,778,446)        (5,482,231)
----------------------------------------------------------------------------------------------------------------------------------

                                                            (Continued)

CENTURY BANCSHARES, INC. AND SUBSIDIARY

=============================================================================================================================

                                                                          1996                    1995                1994
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
        Net issuances of certificates of deposit                $        262,533                 3,868,183         2,072,464
        Net increase in demand, savings, and
                money market deposits                                    183,315                 4,589,920            26,296
        Deposit premium                                                        -                   (62,845)         (303,000)
        Repayments of loan payable                                             -                         -          (207,000)
        Repurchase of preferred stock                                          -                  (254,085)           (7,560)
        Issuance of common stock                                          85,156                   734,634             5,113
        Dividend paid on preferred stock                                       -                   (40,184)          (36,796)
        Increase in other borrowings                                   4,657,968                 1,607,910         2,200,000
-----------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                              5,188,972                10,443,533         3,749,517
-----------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                   9,774,350                 4,112,758        (1,429,796)

Cash and cash equivalents, beginning of year                          10,025,561                 5,912,803         7,342,599
-----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                          $     19,799,911                10,025,561         5,912,803
=============================================================================================================================

Supplemental disclosures of cash flow information:
        Interest paid on deposits and borrowings                $      2,743,631                 2,483,398         1,902,707
=============================================================================================================================

        Income taxes paid (refunded)                            $        626,079                    19,222           (88,190)
=============================================================================================================================

Transfer of loans to other real estate owned                    $              -                   946,366                 -
=============================================================================================================================

See accompanying notes to consolidated financial statements.

CENTURY BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 1996 and 1995

================================================================================




(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS

         The primary business of Century Bancshares, Inc. (the Company) and its subsidiary, Century National Bank (Century Bank) is to attract deposits from individual and corporate customers and to originate loans secured by residential and commercial real estate, business assets, and other personal property. The Company operates primarily in the District of Columbia and targets individuals and businesses in professional services as its clientele. The Company is subject to competition from other financial institutions in attracting and retaining deposits and in making loans. The Company and Century Bank are subject to the regulations of certain agencies of the federal government and undergo periodic examinations by those agencies.

         BASIS OF FINANCIAL STATEMENT PRESENTATION

         The financial statements have been prepared on the accrual basis and in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

         The consolidated financial statements include the accounts of the Company and Century Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

         INVESTMENT SECURITIES

         The Company classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. All other securities not classified as trading or held-to-maturity are classified as available-for-sale. The Company does not engage in trading activities and, accordingly, has no trading portfolio.

         Available-for-sale and trading securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.
         Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized.

         A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.





                                                                     (Continued)

CENTURY BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements



================================================================================


(1)      CONTINUED

         Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale and held-to-maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

         Prepayment of the mortgages securing the collateralized mortgage obligations may affect the maturity date and yield to maturity. The Company uses actual principal prepayment experience and estimates of future principal prepayments in calculating the yield necessary to apply the effective interest method.

         INCOME RECOGNITION ON LOANS

         Interest on loans is credited to income as earned on the principal amount outstanding. When, in management's judgment, the full collectibility of principal or interest on a loan becomes uncertain, that loan is placed on a cash basis (nonaccrual) for purposes of income recognition. Accrued but uncollected interest on nonaccrual loans is charged against current income.

         Interest accruals are resumed on such loans only when they are brought fully current with respect to principal and interest and when, in the judgment of management, the loans have demonstrated a new period of performance and are estimated to be fully collectible as to both principal and interest.

         ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses is a valuation allowance available for losses incurred on loans. It is established through charges to earnings in the form of provisions for loan losses. Loan losses are charged to the allowance for loan losses when a determination is made that collection is unlikely to occur. Recoveries are credited to the allowance at the time of recovery.

         Prior to the beginning of each year, and quarterly during the year, management estimates whether the allowance for loan losses is adequate to absorb losses that can be anticipated in the existing portfolio. Based on these estimates, an amount is charged to the provision for loan losses to adjust the allowance to a level determined to be adequate to absorb currently anticipated losses.





                                                                     (Continued)

CENTURY BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements



================================================================================


(1)      CONTINUED

         Management's judgment as to the level of future losses on existing loans involves management's internal review of the loan portfolio, including an analysis of the borrowers' current financial position, the consideration of current and anticipated economic conditions and their potential effects on specific borrowers; an evaluation of the existing relationships among loans, potential loan losses, and the present level of the loan loss allowance; and results of examinations
         by independent consultants.   In determining the collectibility of
         certain loans, management also considers the fair value of any underlying collateral. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans and other real estate owned. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

         Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended by Statement 118, Accounting by Creditors for Impairment of a Loan E Income Recognition and Disclosures (collectively referred to as SFAS No. 114). SFAS No. 114 addresses the accounting by creditors for the impairment of all loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, and certain other types of loans specifically excluded by the Standard.

         SFAS No. 114 requires that impaired loans be measured at the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the original loan agreement. The adoption of SFAS No. 114 did not have a significant effect on the Company's financial statements. All loans receivable have been evaluated for collectibility under the provisions of these standards, except for the consumer and home equity loan portfolios, which are evaluated collectively as large groups of smaller balance homogeneous loans.

         Impaired loans are specifically reviewed loans for which it is probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement. The specific factors that influence management's judgment in determining when a loan is impaired include evaluation of financial strength of the borrower and the fair value of the collateral. The Company's impaired loans are generally nonaccrual loans and restructured loans. Restructured loans are impaired loans in the year of restructuring and thereafter, such loans are subject to management's evaluation of impairment based on the restructured terms. The Company's charge-off policy for impaired loans is consistent with its policy for all loan charge-offs.
         Impaired loans are charged-off when all or a portion thereof is considered uncollectible or transferred to foreclosed properties. Consistent with the Company's method for nonaccrual loans, interest receipts on impaired loans are applied to principal.





                                                                     (Continued)

CENTURY BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements



================================================================================


(1)      CONTINUED

         LOAN FEES

         Loan origination fees and direct loan origination costs are deferred and recognized either upon the sale of a loan or amortized as an adjustment to yield over the life of the loan.

         LEASEHOLD IMPROVEMENTS, FURNITURE, AND EQUIPMENT

         Leasehold improvements, furniture, and equipment are stated at cost, less accumulated depreciation and amortization. Amortization of leasehold improvements is computed using the straight-line method over the estimated useful lives of the improvements or the lease term, whichever is shorter. Depreciation of furniture and equipment is computed using the straight-line method over their estimated useful lives.

         OTHER REAL ESTATE OWNED

         Real estate acquired through foreclosure is recorded at the lower of cost or fair value less estimated selling costs. Management periodically evaluates the recoverability of the carrying value of other real estate owned. Costs relating to property improvements are capitalized, and costs relating to holding properties are charged to expense. Gains or losses on the sale of other real estate owned are recognized upon disposition of the property.

         INCOME TAXES

         The Company accounts for income taxes based upon the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         INCOME PER COMMON SHARE

         Income per common share is computed by dividing net income less preferred stock dividends by the weighted average number of common and common equivalent shares (when dilutive and significant) outstanding during the year. Common equivalent shares result from stock options and warrants outstanding and are computed using the treasury stock method.





                                                                     (Continued)

CENTURY BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements



================================================================================


(1)      CONTINUED

         On March 14, 1995, the Company declared a 5 percent stock dividend to common stock shareholders of record as of March 31, 1995, resulting in the issuance of 41,072 shares. On March 19, 1996, the Company declared a 7 percent stock dividend to common stock shareholders of record as of March 31, 1996, resulting in the issuance of 73,047 shares.

         Weighted average shares outstanding and income per common share have been restated for the effect of the stock dividends.

         CASH AND CASH EQUIVALENTS

         For purposes of reporting cash flows, the Company has defined cash and cash equivalents as those amounts included in cash and due from banks and federal funds sold.

         NEW ACCOUNTING STANDARDS NOT YET IMPLEMENTED

         During February of 1997, the FASB issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 establishes standards for computing and presenting earnings per share
         (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Management does not expect that the adoption of SFAS 128 will have a material impact on the Company's financial condition or reported earnings per share.

         During February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure (SFAS 129). SFAS 129 establishes standards for disclosing information about an entity's capital structure and applies to all entities. SFAS 129 is effective for financial statements issued for periods ending after December 15, 1997.

         STOCK OPTIONS

         On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.





                                                                     (Continued)

CENTURY BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements



================================================================================


(1)      CONTINUED

         RECLASSIFICATIONS

         Certain amounts for 1995 and 1994 have been reclassified to conform to the presentation for 1996.

(2)      DEFERRED COMPENSATION

         The deferred compensation liability for the deferred compensation contracts was understated at December 31, 1996 by approximately $225,000. The after tax effect of this understatement has been reflected in the appropriate periods through restatement of previously reported results. The impact on prior periods resulted in a decrease to previously reported net income of approximately $67,000 in 1995 and a cumulative impact on retained earnings at December 31, 1993 of approximately $67,000. There was no impact on 1994 net income.

 (3)     RESTRICTED CASH

         Under Federal Reserve Board regulations, banks are required to maintain cash reserves against certain categories of deposit liabilities. Cash balances qualified to meet these reserve requirements consist of vault cash and balances on deposit with the Federal Reserve Bank. Such restricted cash balances are included in "Cash and due from banks" in the consolidated statements of financial condition and amount to approximately $226,000 and $235,000 as of December 31, 1996 and 1995, respectively.





                                                                     (Continued)

CENTURY BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements


================================================================================


(4)      INVESTMENT SECURITIES

         Investment securities available-for-sale, and their contractual maturities, at December 31, 1996 and 1995 are summarized as follows:

                                                                                          1996
                                                            ------------------------------------------------------------------
                                                                                 Gross             Gross
                                                               Amortized    unrealized        unrealized
                                                                    cost         gains            losses          Fair value
        ----------------------------------------------------------------------------------------------------------------------
        Obligations of U.S. Treasury,
          government agencies and corporations:
            Within one year                                 $    542,476         5,377               188             547,665
            After one, but within five years                   3,448,135         1,099            13,543           3,435,691
            After ten years                                      931,138         2,040            17,189             915,989
        ----------------------------------------------------------------------------------------------------------------------
        Total                                                  4,921,749         8,516            30,920           4,899,345
        Collateralized mortgage obligations:
          After ten years                                      1,562,872             -            48,206           1,514,666
        ----------------------------------------------------------------------------------------------------------------------

        Total investment securities available-for-sale      $  6,484,621         8,516            79,126           6,414,011
        ======================================================================================================================
                                                                                        1995
                                                            ------------------------------------------------------------------
                                                                                 Gross             Gross
                                                               Amortized    unrealized        unrealized
                                                                    cost         gains            losses          Fair value
        ----------------------------------------------------------------------------------------------------------------------
        Obligations of U.S. Treasury,
          government agencies and corporations:
            Within one year                                 $   9,001,131            -            26,133           8,974,998
            After one, but within five years                    1,000,000            -             7,400             992,600
            After ten years                                     1,116,701            -            15,669           1,101,032
        ----------------------------------------------------------------------------------------------------------------------
        Total                                                  11,117,832            -            49,202          11,068,630

        Collateralized mortgage obligations:
          After ten years                                       1,948,619            -            55,514           1,893,105
        ----------------------------------------------------------------------------------------------------------------------

        Total investment securities available-for-sale      $  13,066,451            -           104,716          12,961,735
        ======================================================================================================================








                                                                     (Continued)

CENTURY BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements


================================================================================


(4)      CONTINUED

         Expected maturities may differ from contractual maturities of mortgage backed securities and collateralized mortgage obligations because borrowers have the right to prepay their obligations at any time.

         Investment securities held-to-maturity at December 31, 1996 and 1995 are summarized as follows:

                                                                                      1996
                                                        --------------------------------------------------------------------
                                                                               Gross             Gross
                                                             Amortized    unrealized        unrealized
                                                                  cost         gains            losses          Fair value
         -------------------------------------------------------------------------------------------------------------------

         Municipal securities-maturing
           Within one year                              $       99,956          527                  -             100,483
           After one, but within five years                     64,939          617                  -              65,556
         -------------------------------------------------------------------------------------------------------------------
         Total                                                 164,895        1,144                  -             166,039

         Federal Reserve Bank stock                            119,350            -                  -             119,350
         Federal Home Loan Bank stock                          674,000            -                  -             674,000
         -------------------------------------------------------------------------------------------------------------------

                                                         $     958,245        1,144                  -             959,389
         ===================================================================================================================
                                                                                    1995
                                                        --------------------------------------------------------------------
                                                                               Gross             Gross
                                                             Amortized    unrealized        unrealized
                                                                  cost         gains            losses          Fair value
         -------------------------------------------------------------------------------------------------------------------


         Municipal securities-maturing
           Within one year                              $       85,000          170                  -              85,170
           After one, but within five years                    164,829        1,802                  -             166,631
         -------------------------------------------------------------------------------------------------------------------
         Total                                                 249,829        1,972                  -             251,801

         Federal Reserve Bank stock                            119,350            -                  -             119,350
         Federal Home Loan Bank stock                          347,700            -                  -             347,700
         -------------------------------------------------------------------------------------------------------------------

                                                        $      716,879        1,972                  -             718,851
         ===================================================================================================================


         Investment securities available for sale carried at $2,144,283 and $2,000,866 at December 31, 1996 and 1995, respectively, were pledged to secure public deposits and for other purposes as required.

         No investment securities were sold during 1996. Realized losses on sales of securities available for sale during 1995 and 1994 were $3,197 and $11,748, respectively.





                                                                     (Continued)

CENTURY BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements


================================================================================


(4)      CONTINUED

         As a member of the Federal Reserve and Federal Home Loan Bank Systems, Century Bank is required to hold stock in the Federal Reserve Bank of Richmond and the Federal Home Loan Bank of Atlanta. These stocks, which have no stated maturity, are carried at cost since no active trading markets exist.


(5)      LOANS RECEIVABLE

         The loan portfolio consists of the following:

                                                               December 31,
                                                      ----------------------------
                                                              1996           1995
         -------------------------------------------------------------------------
         Commercial                                   $ 17,400,323     13,212,532
         Real estate -- residential                     20,932,776     27,007,742
         Real estate -- commercial                      14,001,133     11,910,244
         Real estate -- construction                       462,685      1,545,143
         Consumer                                       11,509,900      9,985,863
         Home equity                                     6,431,425      5,640,012
         -------------------------------------------------------------------------

                                                        70,738,242     69,301,536

         Unearned income                                   (61,886)       (97,571)
         -------------------------------------------------------------------------

                                                        70,676,356     69,203,965

         Allowance for loan losses                        (825,876)      (740,000)
         -------------------------------------------------------------------------

         Loans, net                                   $ 69,850,480     68,463,965
         =========================================================================

         Loans on which the accrual of interest has been discontinued amounted to approximately $249,000, $8,000, and $628,000 at December 31, 1996,
         1995, and 1994, respectively. Interest lost on these nonaccrual loans was approximately $17,000, $1,000, and $32,000 for 1996, 1995, and
         1994, respectively. Interest paid on these nonaccrual loans was approximately $19,851, $3,500, and $13,500 for 1996, 1995, and 1994,
         respectively. At December 31, 1996, the Bank has one investment in impaired loans of $24,136 for which there was no specific reserve for impairment. Average impaired loans for 1996 were approximately $12,000.





                                                                     (Continued)

CENTURY BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements


================================================================================



(5)      CONTINUED

         Analysis of the activity in the allowance for loan losses is as follows:

                                                            Year ended December 31,
                                                 ---------------------------------------
                                                         1996         1995         1994
         -------------------------------------------------------------------------------
         Balance, beginning of year              $    740,000      740,000      730,000

           Provision for loan losses                  160,000       26,347       19,431
           Loans charged off                         (256,245)    (198,126)    (106,105)
           Recoveries                                 182,121      171,779       96,674
         -------------------------------------------------------------------------------

         Balance, end of year                    $    825,876      740,000      740,000
         ===============================================================================

         An analysis of the activity of loans to directors, officers, and their affiliates during the years ended December 31, 1996 and 1995, is as follows:

                                                         1996         1995
         -------------------------------------------------------------------
         Balance, beginning of year              $  3,320,113    2,566,970

           Additions                                   29,961    1,550,080
           Payments                                (1,073,366)    (796,937)
         -------------------------------------------------------------------

         Balance, end of year                    $  2,276,708    3,320,113
         ===================================================================

         In the opinion of management, all transactions entered into between the Company and such related parties have been and are in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

         The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and financial guarantees. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party. The majority of these guarantees extend until satisfactory completion of the customer's contractual obligations. All standby letters of credit outstanding at December 31, 1996, are collateralized.





                                                                     (Continued)

CENTURY BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements


================================================================================


(5)      CONTINUED

         Those instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Credit risk is defined as the possibility of sustaining a loss because the other parties to a financial instrument failed to perform in accordance with the terms of the contract. The Company's maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amounts of those instruments.

                                                                             Contractual or
                                                                            notional amount
                                                                             for the years
                                                                                December
                                                                     -------------------------
                                                                             1996        1995
         -------------------------------------------------------------------------------------
         Financial instruments whose contract amounts represent
           potential credit risk:
           Commitments to extend credit                              $ 19,361,000  13,910,000
           Standby letters of credit                                      658,000     882,000
         =====================================================================================

         At December 31, 1996, the Company did not have any financial instruments whose notional or contractual amounts exceed the amount of credit risk.

         The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Company evaluates each customer's creditworthiness on a case-by-case basis and requires collateral to support financial instruments when deemed necessary. The amount of collateral obtained upon extension of credit is based on management's evaluation of the counterparty. Collateral held varies but may include deposits held by the Company; marketable securities; accounts receivable; inventory; property, plant and equipment; and income-producing commercial properties.

         Most of the Company's business activity is with customers located in the District of Columbia, Maryland, and northern Virginia. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in conditions in these markets.





                                                                     (Continued)

CENTURY BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements


================================================================================


(5)      CONTINUED

         Industry concentrations in excess of 10 percent of total loans where the borrowers as a group might be affected similarly by economic changes consist of loans to members of the legal profession, service companies, and the health care profession. Century offers lines of credit, home equity lines, and mortgage loans to these groups. The aggregate total of loans to such groups was approximately $17.7 million, $10.8 million, and $9.4 million respectively, as of December 31, 1996. The aggregate total of loans to such groups was approximately $13.9 million, $9.0 million, and $9.1 million respectively, as of December 31, 1995. The amount of such loans which are past due or considered by management to be potential problem loans is not material.

(6)      LEASEHOLD IMPROVEMENTS, FURNITURE, AND EQUIPMENT

         Leasehold improvements, furniture, and equipment consist of the following:

                                                                      December 31,
                                                            -----------------------------
                                                                    1996           1995
         --------------------------------------------------------------------------------
         Leasehold improvements                             $  1,248,990      1,233,384
         Furniture and equipment                               2,398,978      1,904,090
         --------------------------------------------------------------------------------

                                                               3,647,968      3,137,474

         Less accumulated depreciation and amortization       (2,089,721)    (1,683,418)
         --------------------------------------------------------------------------------

         Balance, end of year                               $  1,558,247      1,454,056
         ================================================================================

         Depreciation and amortization expense was $407,175, $151,471, and $77,377 for 1996, 1995, and 1994, respectively.





                                                                     (Continued)

CENTURY BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements


================================================================================


(7)      DEPOSITS

         Major classifications of deposits consist of the following:


                                                                December 31,
                                                      --------------------------------
                                                                 1996            1995
         -----------------------------------------------------------------------------
         Noninterest-bearing -- demand deposits       $    24,064,454      24,712,204
         -----------------------------------------------------------------------------
         Interest-bearing:
           NOW accounts                                    13,852,112      15,132,526
           Savings accounts                                 3,594,587       3,703,943
           Money market accounts                           24,231,842      22,144,836
           Certificates of deposit:
             Less than $100,000                            10,072,924      10,930,074
             $100,000 and over                             15,169,291      13,915,779
         -----------------------------------------------------------------------------

                                                           66,920,756      65,827,158
         -----------------------------------------------------------------------------

         Total deposits                               $    90,985,210      90,539,362
         =============================================================================

         Certificates of deposit of $22,204,859 have remaining maturities of one year or less. Certificates of deposit with a remaining term of more than one year are as follows:

                 Year ending December 31,
                -------------------------------------------------------
                 1998                                  $       672,238
                 1999                                        1,335,025
                 2000                                          792,887
                 2001                                          232,820
                 2002                                                -
                 Thereafter                                      4,386
                -------------------------------------------------------

                                                       $     3,037,356
                =======================================================

         On September 16, 1994, Century Bank acquired deposit accounts of approximately $9.1 million, for which it paid a premium of $366,000. The premium is amortized over the estimated remaining lives of the deposit account relationships on a straight-line basis. The amount of accumulated amortization is $90,928 at December 31, 1996.





                                                                     (Continued)

CENTURY BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements


================================================================================


(8)      OTHER BORROWINGS

         Other borrowings consists of advances from the Federal Home Loan Bank of Atlanta and deposits received in the Bank's U.S. Treasury Tax and Loan Account. Balances outstanding are shown below:


                                                                           Year ended December 31,
                                                                -------------------------------------------
                                                                         1996          1995          1994
         --------------------------------------------------------------------------------------------------
         Federal Home Loan Bank
           Ending balance                                       $   7,750,000     2,000,000     2,200,000
           Daily average balance for the period                     4,559,202     2,924,163       706,739
           Maximum outstanding balance at a month-end
             during the period                                      7,800,000     4,000,000     3,500,000
           Daily average interest rate for the period                    5.99 %        5.46 %        4.24 %
           Average interest rate on period end balance                   6.73 %        6.10 %        6.88 %

         Treasury Tax and Loan Account
           Ending balance                                             715,877     1,807,909       683,836
           Daily average balance for the period                       392,740       473,062       394,396
           Maximum outstanding balance at a month-end
             during the period                                        829,352       710,501       683,836
           Daily average interest rate for the period                    4.64 %        4.60 %        3.48 %
           Average interest rate on period and balance                   5.16 %        2.00 %        2.75 %

         FHLB advances with original maturities in excess of one year are summarized as follows:

                                                      December 31,
                                               --------------------------
                                                       1996         1995
         ----------------------------------------------------------------
         6.60% fixed rate, due 1999            $    300,000            -
         6.85% fixed rate, due 2001                 300,000            -
         6.57% fixed rate, due 2001               1,600,000            -
         6.66% fixed rate, due 2002               2,000,000            -
         6.30% fixed rate, due 2006                 800,000            -
         7.34% fixed rate, due 2006               1,000,000            -
         6.94% fixed rate, due 2006                 850,000            -
         ----------------------------------------------------------------

                                               $  6,850,000            -
         ================================================================




                                                                     (Continued)

CENTURY BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements


================================================================================


(8)      CONTINUED

         The Bank has been advised by the FHLB that it has a total credit availability of $13.3 million. The FHLB credit availability does not represent a firm commitment by the FHLB. Rather, it is the FHLB's assessment of what the Bank could borrow given the Bank's current financial condition. The credit availability is subject to change at any time based upon the Bank's financial condition and that of the FHLB, as well as changes in FHLB policies or Congressional mandates. At December 31, 1996, the Bank's available credit from the FHLB was $5.55 million.

         In connection with its borrowings from the FHLB, the Bank is required to own FHLB stock. At December 31, 1996, the Bank's investment in FHLB stock had a par and carrying value of $674,000 and was automatically pledged against FHLB advances. Advances from the FHLB are secured by a blanket floating lien on the Bank's residential, one-to-four family first mortgage loans.


(9)      STOCKHOLDERS' EQUITY

         On November 14, 1995, the Company issued 173,912 Units pursuant to an Offering made on September 15, 1995, to existing holders of the Company's Common and Preferred Stock. Each Unit consisted of one share of Common Stock and one Warrant. The offering price was $5.75 per Unit.

         Each Warrant entitles the holder thereof to purchase one share of Common Stock at a price of $5.75 per share, subject to adjustment. The Warrants may be exercised at any time from November 15, 1996 through November 16, 1998. The Warrants may be repurchased by the Company at any time on and after November 14, 1997 at a price of $.26 per Warrant.

         Holders of the Company' Series A Cumulative Convertible Preferred Stock were given the opportunity to exchange their Preferred Stock for Units at an exchange ratio of 1.305 Units per share of Preferred Stock. At the time of the Offering, there were 61,327 shares of Preferred Stock outstanding. A total of 27,449 shares of Preferred Stock were exchanged, resulting in the issuance of 35,814 Units and the payment of $40 to redeem fractional shares.

         The remaining 138,098 Units were sold for cash, yielding net proceeds to the Company of $711,187 after payment of costs associated with the Offering. The Company used a portion of such proceeds to redeem the remaining 33,878 shares of Preferred Stock, which was callable at $7.50 per share.





                                                                     (Continued)

CENTURY BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements


================================================================================


(10)     STOCK OPTION PLANS

         Pursuant to the Century Bancshares, Inc. 1994 Stock Option Plan ("1994 Plan") the Company in 1994 reserved 150,000 shares of its common stock for the issuance of incentive stock options and nonqualified stock options to directors and key employees. As of December 31, 1996, after adjusting for stock dividends and stock option activity, there are 159,685 shares of stock reserved for issuance pursuant to the 1994 Plan, of which 104,954 shares are reserved for outstanding options and 54,731 shares are reserved for future option grants. These options are granted for a term of 7 years to directors with immediate vesting, and 10 years to employees with 25 percent of the original grant vesting after each six, eighteen, thirty and forty-two months of continued service. Both the price per option and number of options available are adjusted for dividends.

         In addition, there remain outstanding certain options granted to directors and key employees under two prior option plans ("Prior Plans") which expired in 1992 and 1993. As of December 31, 1996, after adjusting for stock dividends and stock option activity, there are 43,363 shares of stock reserved for issuance pursuant to options granted under the Prior Plans, which options are still valid and were not affected by the Plans' expiration. As of December 31, 1996, all options granted under the Prior Plans are fully exercisable.

         In connection with the 5 percent stock dividend effective July 31, 1993, March 31, 1994, and March 31, 1995, and the 7 percent stock dividend effective March 31, 1996, the number of shares subject to any outstanding options, the exercise price per share, and the number of shares reserved for the issuance of future options have been appropriately and equitably adjusted, pursuant to the stock option plans, so as to maintain the proportionate number of shares without changing the aggregate option price. In the tables below, the shares and prices per share have been adjusted to reflect the stock dividends.





                                                                     (Continued)

CENTURY BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements


================================================================================


(10)     CONTINUED

         Stock option transactions for the years ended December 31, 1996, 1995, and 1994, are summarized as follows:

                                                    1996                   1995                  1994
                                              ------------------     --------------------   -------------------
                                                        Weighted-              Weighted-             Weighted-
                                                         average                average               average
                                                        exercise               exercise              exercise
         Fixed options                         Shares      price      Shares      price     Shares      price
         ------------------------------------------------------------------------------------------------------
         Outstanding at beginning
           of year                             152,250      $3.49     139,926      $3.26     91,209      $3.31

         Granted                                33,985       6.00      34,955       5.75     66,687       3.65
         Exercised                             (26,934)      3.16     (14,252)      2.80    (15,572)      2.13
         Forfeited                             (10,984)      5.18      (8,379)      7.18     (2,398)      5.40
                                              ---------              ---------             ---------
         Outstanding at end
           of year                             148,317       4.00     152,250       3.49    139,926       3.26
                                              =========              =========             =========

         Options exercisable at
           year-end                            134,840       3.85     131,285       3.37    115,719       3.18
                                              =========              =========             =========

         Weighted-average fair value
           of options granted                    $2.191                 $1.909                  N/A
                                              =========              =========             =========


         The following table summarizes information about stock options outstanding at December 31, 1996:


                                                              Options outstanding         Options exercisable
                                                           --------------------------  --------------------------
                                                             Weighted-
                                                               average     Weighted-                   Weighted-
                                                   Number    remaining       average                     average
                                               of options  contractual      exercise         Number     exercise
         Range of exercise prices             outstanding      (years)         price    exercisable        price
         --------------------------------------------------------------------------------------------------------
         $1.61 to $2.22                            33,804           1.2        $1.92         33,804        $1.92

         $2.82 to $3.83                            31,453           3.3         2.98         30,753         2.97

         $4.23 to $5.37                            53,981           4.9         4.80         48,380         4.78

         $6.00                                     29,079           9.5         6.00         21,903         6.00
                                               -----------                               -----------

         $1.61 to $6.00                           148,317           4.6         4.00        134,840         3.85
                                               ===========                               ===========





                                                                     (Continued)

CENTURY BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements


================================================================================


(10)     CONTINUED

         The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: no dividends for either year, expected volatility of 20 percent for both years, risk free interest rates of 6.3 percent and
         5.8 percent, and expected lives of 7 and 5 years.

         As the Company continues to apply APB Opinion No. 25 in accounting for its stock options, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                                        1996         1995
         ---------------------------------------------------------------------------------
         Net income, as reported                                 $   278,579      612,654
         Net income, pro forma                                       244,585      586,074

         Primary earnings per share, as reported                         .23          .57
         Primary earnings per share, pro forma                           .20          .55

         Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.





                                                                     (Continued)

CENTURY BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements


================================================================================


(11)     INCOME TAXES

         The provision for taxes on income for the years ended December 31, 1996, 1995, and 1994, consisted of the following:

                                                                   1996         1995         1994
         -----------------------------------------------------------------------------------------
         Current:
           Federal income tax                              $    289,329      627,042       29,600
           State income tax                                      73,503      127,114      (39,416)
         -----------------------------------------------------------------------------------------

                                                                362,832      754,156       (9,816)

         Deferred:
           Federal income tax (benefit)                         (68,715)    (370,563)     289,682
           State income tax (benefit)                           (19,418)     (72,148)      93,680
         -----------------------------------------------------------------------------------------

                                                                (88,133)    (442,711)     383,362
         -----------------------------------------------------------------------------------------

         Total income tax                                  $    274,699      311,445      373,546
         =========================================================================================

         The difference between the statutory federal income tax rates and the effective income tax rates for 1996, 1995, and 1994, are as follows:

                                                                             1996         1995        1994
         --------------------------------------------------------------------------------------------------
         Statutory federal income tax rate                                   34.0 %       34.0        34.0
         State income taxes, net of federal benefit                           6.4          3.5         4.0
         Nondeductible expenses                                               8.1            -         0.7
         Other                                                                1.1         (3.8)          -
         --------------------------------------------------------------------------------------------------

         Effective income tax rate                                           49.6         33.7        38.7
         ==================================================================================================




                                                                     (Continued)

CENTURY BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements


================================================================================


(11)     CONTINUED

         The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995:

                                                                                                 1996         1995
         ----------------------------------------------------------------------------------------------------------
         Assets:
           Fixed assets                                                                  $    107,629      109,032
           Book loan loss reserve                                                             428,698      432,395
           Deferred rent expense                                                               57,869       71,343
           Deferred loan fees                                                                  25,113       39,936
           Vacation pay accrual                                                                21,996       29,631
           Directors' deferred compensation                                                   188,412      145,433
           Goodwill                                                                             7,389            -
         ----------------------------------------------------------------------------------------------------------

         Deferred tax assets                                                                  837,106      827,770
         ----------------------------------------------------------------------------------------------------------

         Liabilities:
           Federal Home Loan Bank stock dividends                                             (11,484)     (11,583)
           Tax bad debt reserve                                                              (207,305)    (269,393)
           Unrealized losses on investments designated as available-for-sale
             recognized for tax purposes                                                       (5,897)     (37,043)
           Other                                                                              (86,327)     (71,791)
         ----------------------------------------------------------------------------------------------------------

         Deferred tax liabilities                                                            (311,013)    (389,810)
         ----------------------------------------------------------------------------------------------------------

         Net deferred tax asset (liability) attributable to operations                        526,093      437,960

         Unrealized losses on investments available-for-sale charged directly to
           stockholders' equity                                                                 5,897       36,650
         ----------------------------------------------------------------------------------------------------------

         Net deferred tax asset                                                          $    531,990      474,610
         ===========================================================================================================

         Net deferred tax assets of $531,990 and $474,610 at December 31, 1996 and 1995, respectively, are included in other assets.

         The Company has not established a valuation allowance for deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not some portion or all of the deferred tax assets will not be realized. Based on the level of historical taxable income during the carryback period and the reversal of certain deferred tax liabilities, management believes it is more likely than not the Company will realize the benefits of these deductible differences.





                                                                     (Continued)

CENTURY BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements


================================================================================


(12)     PROFESSIONAL FEES TO RELATED PARTIES

         Included in professional fees are legal fees paid to law firms whose partners are directors of the Company or the Bank, totaling approximately $139,611, $102,000, and $81,000 for the years ended December 31, 1996, 1995, and 1994, respectively.


(13)     EMPLOYEE BENEFIT PLAN

         The Company maintains a 401(k) plan which covers substantially all employees. Participants may contribute up to 6 percent of their compensation. The Company matches 50 percent of participant contributions to the Plan. This matching contribution totaled approximately $21,000 for each of the years ended December 31, 1996, 1995, and 1994.


(14)     COMMITMENTS

         The Company leases its banking facilities under operating leases providing for payment of fixed rentals and providing for pass-through of certain landlord expenses, with options to renew. Rental expense was approximately $327,400, $323,600, and $301,000 for the years ended December 31, 1996, 1995, and 1994, respectively. Total future minimum rental payments at December 31, 1996, are as follows:

                 Year ending December 31,
                ----------------------------------------------------
                 1997                                  $    387,000
                 1998                                       401,000
                 1999                                       370,000
                 2000                                       367,000
                 Thereafter                                 680,000
                ----------------------------------------------------

                                                       $  2,205,000
                ====================================================

(15)     DIVIDENDS FROM SUBSIDIARY

         Dividends paid to the Company by Century Bank are subject to restrictions by regulatory agencies. As of December 31, 1996, approximately $1,544,000 was available to be paid to the Company in dividends from Century Bank, pursuant to such regulatory restrictions. As described in note 15, regulatory agencies have established laws and guidelines with respect to the maintenance of appropriate levels of bank capital that could further limit the amount available for payment of dividends by Century Bank under regulatory restrictions if applied in the future.





                                                                     (Continued)

CENTURY BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements


================================================================================


(16)     CAPITAL AND LIQUIDITY

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires regulators to classify insured depository institutions into one of five tiers based upon their relative capital strengths and to increase progressively the degree of regulation over the weaker ones, limits the pass-through deposit insurance treatment of certain types of accounts, adopts a "Truth in Savings" program, calls for the adoption of risk-based premiums on deposit insurance, and requires banks to observe insider credit underwriting procedures no less strict than those applied to comparable non-insider transactions.

         The Financial Institutions Reform, Recovery and Enforcement Act (FIRREA) of 1989 requires depository institutions to maintain minimum capital levels. In addition to its capital requirements, FIRREA includes provisions for changes in the federal regulatory structure for institutions, including a new deposit insurance system, increased deposit insurance premiums, and restricted investment activities with respect to noninvestment grade corporate debt and certain other investments.

         Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require The Company and Century Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.





                                                                     (Continued)

CENTURY BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements


================================================================================


(16)     CONTINUED

         As of December 31, 1996, the most recent notification from the OCC categorized Century Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized Century Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

         The following table presents the actual and required capital information for the Company and Century Bank:


                                                                                                                   To be well
                                                                                                                capitalized under
                                                                                        For capital             prompt corrective
                                                             Actual                  adequacy purposes          action provisions:
                                                    --------------------------   --------------------------   ---------------------
                                                          Amount     Ratio           Amount       Ratio          Amount     Ratio
         --------------------------------------------------------------------------------------------------------------------------
         As of December 31, 1996

          Total Capital (to Risk Weighted Assets):
           Century Bancshares                       $  7,346,745     10.13%   $   5,803,841        8.00%    $       N/A        N/A
           Century National Bank                       7,453,630     10.29%       5,792,880        8.00%      7,241,100     10.00%

          Tier 1 Capital (to Risk Weighted Assets):
           Century Bancshares                          6,520,869      8.99%       2,901,920       4.00%            N/A        N/A
           Century National Bank                       6,627,754      9.15%       2,896,440       4.00%      4,344,660      6.00%

          Tier 1 Capital (to Average Assets):
           Century Bancshares                          6,520,869      6.35%       4,110,634        4.00%            N/A        N/A
           Century National Bank                       6,627,754      6.44%       4,114,080        4.00%      5,142,600      5.00%


         As of December 31, 1995

          Total Capital (to Risk Weighted Assets):
           Century Bancshares                          6,852,237     10.34%   $   5,303,124        8.00%    $       N/A        N/A
           Century National Bank                       6,917,391     10.47%       5,287,440        8.00%      6,609,300     10.00%

          Tier 1 Capital (to Risk Weighted Assets):
           Century Bancshares                          6,112,237      9.22%       2,651,562        4.00%            N/A        N/A
           Century National Bank                       6,177,391      9.35%       2,643,720        4.00%      3,965,580      6.00%

          Tier 1 Capital (to Average Assets):
           Century Bancshares                          6,112,237      6.80%       3,596,085        4.00%            N/A        N/A
           Century National Bank                       6,177,391      6.88%       3,591,560        4.00%      4,489,450      5.00%





                                                                     (Continued)

CENTURY BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements


================================================================================


(17)     PARENT COMPANY-ONLY FINANCIAL STATEMENTS

         The Century Bancshares, Inc. (parent company-only) condensed financial statements are as follows:

                                         Statements of Financial Condition
         -------------------------------------------------------------------------------------------------------

                                           December 31, 1996 and 1995

         ASSETS                                                                               1996         1995
         -------------------------------------------------------------------------------------------------------

         Cash and cash equivalents                                                    $     29,121       56,769
         Investment in Century Bank                                                      6,856,926    6,430,174
         Other assets                                                                      112,668      112,668
         -------------------------------------------------------------------------------------------------------

                                                                                      $  6,998,715    6,599,611
         =======================================================================================================

         LIABILITIES AND STOCKHOLDERS' EQUITY
         -------------------------------------------------------------------------------------------------------

         Liabilities:
           Notes payable                                                              $          -            -
           Other liabilities                                                               248,674      234,591
         -------------------------------------------------------------------------------------------------------

                                                                                           248,674      234,591
         -------------------------------------------------------------------------------------------------------

         Stockholders' equity:
           Preferred stock                                                                       -            -
           Common stock                                                                  1,146,028    1,046,047
           Additional paid-in capital                                                    4,870,856    4,410,876
           Retained earnings                                                               779,057      976,161
           Unrealized loss on investment securities available-for-sale, net of tax
             effect                                                                        (45,900)     (68,064)
         -------------------------------------------------------------------------------------------------------

                                                                                         6,750,041    6,365,020
         -------------------------------------------------------------------------------------------------------

                                                                                      $  6,998,715    6,599,611
         =======================================================================================================





                                                                     (Continued)

CENTURY BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements


================================================================================


(17)     CONTINUED


                                                     Statements of Operations
         -------------------------------------------------------------------------------------------------------------

                                          Years ended December 31, 1996, 1995, and 1994

                                                                                       1996         1995         1994
         -------------------------------------------------------------------------------------------------------------
         Income:
           Dividends from Century Bank                                         $          -            -      140,000
           Other income                                                               1,659          929        1,336
         -------------------------------------------------------------------------------------------------------------

                                                                                      1,659          929      141,336
         -------------------------------------------------------------------------------------------------------------

         Expenses:
           Professional fees                                                        111,754      112,663            -
           Interest expense                                                               -            -        4,246
           Other expenses                                                            15,914       50,915       17,291
         -------------------------------------------------------------------------------------------------------------

                                                                                    127,668      163,578       21,537
         -------------------------------------------------------------------------------------------------------------

         Net income (loss) before income tax benefit and equity
           in undistributed earnings of bank subsidiary                            (126,009)    (162,649)     119,799

         Income tax benefit                                                               -      (55,702)      (8,203)
         -------------------------------------------------------------------------------------------------------------

         Net income before equity in undistributed earnings of
           bank subsidiary                                                         (126,009)    (106,947)     128,002

         Equity in undistributed earnings of Century Bank                           404,588      719,601      462,902
         -------------------------------------------------------------------------------------------------------------

         Net income                                                            $    278,579      612,654      590,904
         =============================================================================================================





                                                                     (Continued)

CENTURY BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements


================================================================================


(17)     CONTINUED

                                                  Statements of Cash Flows
         ---------------------------------------------------------------------------------------------------

                                        Years ended December 31, 1996, 1995, and 1994

                                                                             1996         1995         1994
         ---------------------------------------------------------------------------------------------------
         Cash flows from operating activities:
           Net income                                                $    278,579      612,654      590,904
           Adjustments to reconcile net income to net cash
             provided by (used in) operating activities:
               Undistributed earnings of Century Bank                    (404,588)    (719,601)    (462,902)
               Decrease in other assets                                         -      134,416      174,434
               Increase (decrease) in other liabilities                    14,083     (178,584)      52,847
         ---------------------------------------------------------------------------------------------------

         Net cash provided by (used in) operating activities             (111,926)    (151,115)     355,283
         ---------------------------------------------------------------------------------------------------

         Cash flows from investing activities:
           Capital contributions to Century Bank                                -     (400,000)           -
         ---------------------------------------------------------------------------------------------------

         Net cash used in investing activities                                  -     (400,000)           -
         ---------------------------------------------------------------------------------------------------

         Cash flows from financing activities:
           Repayments under notes payable                                       -            -     (207,000)
           Repurchase of preferred stock                                        -     (254,085)      (7,560)
           Issuance of common stock                                        85,156      734,634        5,113
           Preferred stock dividends paid                                    (878)     (40,184)     (36,796)
         ---------------------------------------------------------------------------------------------------

         Net cash provided (used) by financing activities                  84,278      440,365     (246,243)
         ---------------------------------------------------------------------------------------------------

         Net (decrease) increase in cash and cash equivalents             (27,648)    (110,750)     109,040

         Cash and cash equivalents, beginning of year                      56,769      167,519       58,479
         ---------------------------------------------------------------------------------------------------

         Cash and cash equivalents, end of year                      $     29,121       56,769      167,519
         ===================================================================================================

         Supplemental disclosures of cash flow information:
           Interest paid                                             $          -            -        4,246
           Income taxes paid (refunded)                                         -       11,222      (88,190)
         ===================================================================================================





                                                                     (Continued)

CENTURY BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements


================================================================================


(18)     FAIR VALUES OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, Disclosure About Fair Value of Financial Instruments (SFAS No. 107), requires the disclosure of estimated fair values for financial instruments. Quoted market prices, if available, are utilized as an estimate of the fair value of financial instruments. Because no quoted market prices exist for a portion of the Company's financial instruments, the fair value of such instruments has been derived based on management's assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates. Accordingly, the net realizable value could be materially different from the estimates presented below. In addition, the estimates are only indicative of individual financial instruments' values and should not be considered an indication of the fair value of the Company taken as a whole.

         CASH, INTEREST BEARING DEPOSITS WITH OTHER BANKS, AND FEDERAL FUNDS
         SOLD

         For cash and due from banks and interest-bearing deposits with other banks, and federal funds sold the carrying amount approximates fair value.

         INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

         For these instruments, fair values are based on published market or dealer quotes.

         LOANS, NET

         The fair value of loans is estimated by discounting the future cash flows, including estimated prepayments of principal, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

         ACCRUED INTEREST RECEIVABLE

         The carrying amount approximates fair value.

         NONINTEREST-BEARING DEPOSITS

         The fair value of these deposits is the amount payable on demand at the reporting date.

         INTEREST-BEARING DEPOSITS

         The fair value of demand deposits, savings accounts, and money market deposits with no defined maturity is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated by discounting the future cash flows using the current rates at which similar deposits would be accepted.





                                                                     (Continued)

CENTURY BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements


================================================================================


(18)     CONTINUED

         OTHER BORROWINGS

         The carrying amount for variable rate borrowings approximate the fair values at the reporting date. The fair values of the fixed rate borrowings are estimated by discounting the future cash flows using interest rates currently available for borrowings with similar terms and remaining maturities.

         ACCRUED INTEREST PAYABLE

         The carrying amount approximates fair value.

         OFF-BALANCE SHEET ITEMS

         Century Bank has reviewed the unfunded portion of commitments to extend credit, as well as standby and other letters of credit, and has determined that the fair value of such instruments is not material.

         The estimated fair values of The Company's financial instruments at December 31, 1996 follows:

                                                                                   Carrying           Fair
         ASSETS                                                                       value          value
         --------------------------------------------------------------------------------------------------
         Cash and interest-bearing deposits with other banks                   $  8,363,911      8,363,911
         Federal funds sold                                                      11,436,000     11,436,000
         Interest-bearing deposits with other banks                               6,823,077      6,823,077
         Investment securities                                                    7,372,256      7,373,400
         Loans, net                                                              69,850,480     69,867,616
         Accrued interest receivable                                                509,567        509,567

         LIABILITIES
         --------------------------------------------------------------------------------------------------
         Noninterest-bearing deposits                                          $ 24,064,454     24,064,454
         Interest-bearing deposits                                               66,920,756     67,053,793
         Other borrowings                                                         8,465,877      8,465,877
         Accrued interest payable                                                   185,615        185,615




                                                                     (Continued)

CENTURY BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements


================================================================================


 (19)    SUBSEQUENT EVENT

         On February 1, 1997, the Company signed a lease to open a third branch of its subsidiary, Century National Bank, in McLean, Virginia. This new branch was approved by the regulatory authority and will allow Century to establish its presence in the suburbs and expand its opportunities to provide loans and gather deposits.


================================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There was no reported disagreement on any matter of accounting principles or procedures of financial statement disclosure during 1996 with the Company's independent public accountants.



                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

1.       FINANCIAL STATEMENTS                                                                                          Page
                                                                                                                       ----

Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 42
Consolidated Statements of Financial Condition    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 43
Consolidated Statements of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 44
Consolidated Statements of Stockholders' Equity   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 46
Consolidated Statements of Cash Flows   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 47
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 49

2.       FINANCIAL STATEMENT SCHEDULES

         No schedules are included because either they are not applicable or the required information is shown in the financial statements or notes thereto.

3.       EXHIBITS

3.1      Certificate of Incorporation, as amended of the Company.
         (Incorporated by reference from Exhibit 3.1 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-14417).

3.2 Bylaws of the Company. (Incorporated by reference from Exhibit 3.2 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-14417).

3.3 Articles of Association of the Bank. (Incorporated by reference from Exhibit 3.3 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-14417).

4.1      Form of Warrant to Purchase Common Stock of Century
         Bancshares, Inc.. (Incorporated by reference from Exhibit 4.1 of the Registrant's Registration Statement on Form S-1
         (Registration No. 333-14417).

4.2 Form of Common Stock certificate. (Incorporated by reference from Exhibit 4.2 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-14417).

10.1 Century Bancshares, Inc. 1994 Stock Option Plan. (Incorporated by reference from Exhibit 10.1 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-14417).

10.2 Incentive Stock Option Plan for Key Employees, as amended. (Incorporated by reference from Exhibit 10.2 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-14417).

10.3 Nonqualified Stock Option Plan for Key Employees, as amended. (Incorporated by reference from Exhibit 10.3 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-14417).

10.4    Nonqualified Stock Option Plan for Directors, as amended.
        (Incorporated by reference from Exhibit 10.4 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-14417).

10.5 Form of Director Compensation Agreement between the Company and its directors. (Incorporated by reference from Exhibit
        10.5 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-14417).

10.6 Form of Indemnity Agreement between Company and the persons named therein. (Incorporated by reference from Exhibit 10.6 of the Registrant's Registration Statement on Form S-1
        (Registration No. 333-14417).

10.7    Employment Agreement dated September 1, 1996, between the
        Company and Mr. Joseph S. Bracewell. (Incorporated by reference from Exhibit 10.7 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-14417).

10.8 Lease Agreement dated January 3, 1995, between the Bank and Pennsylvania Building Associates. (Incorporated by reference from Exhibit 10.8 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-14417).

10.9 Lease and Services Agreement dated November 17, 1995, between ALLIANCE Greensboro, L.P., a Delaware limited partnership d/b/a/ ALLIANCE Business Centers, and the Bank. (Incorporated by reference from Exhibit 10.9 of the Registrant's
        Registration Statement on Form S-1 (Registration No.
        333-14417).

10.10 Retail Lease dated January 14, 1982, between the Square 106 Associates and the Bank, as amended on March 14, 1984, December 18, 1991, February 12, 1992, October 27, 1995, and June 1, 1996. (Incorporated by reference from Exhibit 10.10 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-14417).

10.11   Sublease Agreement, dated May 1, 1992, between the Company and the
        Bank.

        (Incorporated by reference from Exhibit 10.11 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-14417).

10.12* Sublease Agreement dated November 1996, effective as of February 1, 1997, by and between Chevy Chase Bank, F.S.B., and Century National Bank.

11*     Statement regarding computation of per share earnings.

21*     Subsidiaries of the Registrant.

24* Powers of Attorney from certain of the directors of Century Bancshares, Inc. whose signatures are to be affixed to this Form 10-K for the year ended December 31, 1996.

27*     Financial Data Schedule.
------------------
* Filed herewith.

(b)     REPORTS ON FORM 8-K.

        No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CENTURY BANCSHARES INC.
                                          (Registrant)


                                  By:     /s/ JOSEPH S. BRACEWELL
                                     -----------------------------------------
                                          Joseph S. Bracewell
                                          Chairman of the Board, President and
                                          Chief Executive Officer


Dated:   March 31, 1997.


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on the 28 day of March, 1997.

         Signature                                         Title
         ---------                                         -----


/s/ JOSEPH S. BRACEWELL                     Chairman of the Board, President
---------------------------                 and Chief Executive Officer
Joseph S. Bracewell                         (Principal Financial and Accounting
                                            Officer)



                                            Director
---------------------------
George Contis


/s/ JOHN R. COPE*                           Director
---------------------------
*John R. Cope


/s/ BERNARD J. CRAVATH*                     Director
---------------------------
*Bernard J. Cravath

         Signature                                 Title
         ---------                                 -----


----------------------------------                 Director
Neal R. Gross


/s/ JOSEPH H. KOONZ*                               Director
----------------------------------
*Joseph H. Koonz, Jr.


/s/ WILLIAM McKEE*                                 Director
----------------------------------
*William McKee


/s/ WILLIAM C. OLDAKER*                            Director
----------------------------------
*William C. Oldaker


*By:./s/ Joseph S. Bracewell
    ------------------------------
         Attorney-in-Fact


             SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS
   FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT
                        REGISTERED SECURITIES PURSUANT
                           TO SECTION 12 OF THE ACT.

         As of the date of the filing of this Annual Report on Form 10-K for the fiscal year ended December 31, 1996, the Registrant has not delivered any annual report or proxy material to security holders. The Registrant anticipates delivering proxy material to security holders relating to the Registrant's Annual meeting of Security Holders within the next 30 days. At such time, the registrant shall file copies of such proxy material with the Securities and Exchange Commission. If an annual report is delivered to security holders, the Registrant shall furnish copies of such material, for information purposes only, with the Commission.