Form 10-Q
period 1997-03-31
CENTURY BANCSHARES INC
filed 1997-05-15
CIK 785813

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-Q
                                   ---------

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM         TO                       .
                                      -------    ----------------------

                         COMMISSION FILE NUMBER 0-16234

                            CENTURY BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                     52-1489098
(State of other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


                         1275 PENNSYLVANIA AVENUE, N.W.
                           WASHINGTON, D.C.    20004
                    (Address of principal executive offices)
                                   (Zip Code)

                                (202)  496-4100
               Registrant's Telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No
     -----     -----

As of May 14, 1997, there were 1,158,923 shares of the registrant's Common Stock, par value $1.00 per share outstanding.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-K
                      FOR THE QUARTER ENDED MARCH 31, 1997

                               TABLE OF CONTENTS

                                                                                                     PAGE
                                                                                                      ----
                                                PART I

Item 1.       Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

                                                PART II

Item 1.       Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

Item 2.       Changes in Securities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

Item 3.       Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

Item 4.       Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . .  10

Item 5.       Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

Item 6.       Exhibits and Reports on Form 8-K

              (a)  The following exhibits are filed with this reports:

              Exhibit
              Number            Description of Exhibit
              ------            ----------------------

                  11            Computation of Per Share Earnings

                  27            Financial Data Schedule

              (b)  No Reports on Form 8-K were filed by the Company during the three months ended March 31, 1997.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                    CENTURY BANCSHARES, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                         March 31, 1997 (unaudited) and
                          December 31, 1996 (audited)

                                                                              March 31,
                                                                                1997          December 31,
                                                                             (unaudited)          1996
                                                                          ---------------   --------------
ASSETS

Cash and due from banks                                                       5,483,333        8,363,911
Federal funds sold                                                            5,754,000       11,436,000
Interest bearing deposits in other banks                                     16,412,190        6,823,077
Investment securities AFS at fair value                                       5,960,858        6,414,011
Investment securities, HTM at cost; fair value of $1,092,955
at March 31, 1997 and $959,389 at December 31, 1996                           1,092,276          958,245
Loans net of unearned income                                                 70,643,221       70,676,356
Less - allowance for loan losses                                               (619,679)        (825,876)

                                                                          ---------------   --------------
Loans, net                                                                   70,023,542       69,850,480
                                                                          ===============   ==============

Leasehold improvements, furniture, and equipment, net
Accrued interest receivable                                                   1,457,025        1,558,247
Deposit premium                                                                 485,777          509,567
Prepaid expenses                                                                265,917          275,072
Other assets                                                                    129,319          157,228
                                                                                972,449          840,171
Total assets
                                                                          ---------------   --------------
                                                                            108,036,686      107,186,009
                                                                          ===============   ==============

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Deposits:
     noninterest bearing
     interest bearing                                                        21,716,779       24,064,454
                                                                             70,046,496       66,920,756
Deposits total
                                                                          ---------------   --------------
                                                                             91,763,275       90,985,210
                                                                          ===============   ==============
Other borrowings
Other liabilities                                                             8,078,120        8,465,877
                                                                              1,254,715          984,881
Total liabilities
                                                                          ---------------   --------------
                                                                            101,096,110      100,435,968


Shareholders' equity:

Common stock, $1 par value: 2,000,000 shares authorized;
1,158,267 and 1,146,028 shares issued and outstanding
at March 31, 1997 and December 31, 1996, respective                           1,158,267        1,146,028

Additional paid in capital                                                    4,894,903        4,870,856

Retained earnings
                                                                                948,961          779,057
Unrealized loss on Securities available-for-sale
                                                                                (61,555)         (45,900)
Total shareholders' equity
                                                                          ---------------   --------------
                                                                              6,940,576        6,750,041
                                                                          ===============   ==============
Total liability and shareholders' equity
                                                                          ---------------   --------------
                                                                            108,036,686      107,186,009
                                                                          ===============   ==============

                    CENTURY BANCSHARES, INC. AND SUBSIDIARY
                     Consolidated Statements of Operations
                   Three Months Ended March 31, 1997 and 1996
                                  (unaudited)


                                                           March 31,         March 31,
INTEREST INCOME:                                             1997              1996
                                                        -------------    -------------
   Interest and fees on loans
   Interest on federal funds sold                          1,681,239        1,670,287
   Interest on deposits in other banks                        68,742           13,057
   Interest on securities AFS                                103,244           32,335
   Interest on securities HTM                                123,967          162,157
                                                               1,888            2,803
Total interest income
                                                        -------------    -------------
                                                           1,979,080        1,880,639
                                                        =============    =============
INTEREST EXPENSE:
Interest on deposits:
   Certificates $100,000 and over
   Certificates under $100,000                               188,041          173,292
   NOW accounts                                              177,423          163,033
   Savings accounts                                           67,002           67,000
   Money market accounts                                      14,444           15,326
   Interest on other borrowings                              184,920          181,790
                                                             130,981           61,062
Total interest expense
                                                        -------------    -------------
                                                             762,811          661,503
                                                        =============    =============
Net interest income
                                                           1,216,269        1,219,136
Provision for loan loss
                                                              21,000           21,000
Net interest income after provision
                                                        -------------    -------------
                                                           1,195,269        1,198,136
                                                        =============    =============
NONINTEREST INCOME:
   Service charges on deposit accounts
   Other operating income                                    128,996          113,026
                                                             143,414           68,681
Total noninterest income
                                                        -------------    -------------
                                                             272,410          181,707
                                                        =============    =============
NONINTEREST EXPENSES:
   Salaries and employee benefits
   Occupancy and equipment expense                           488,110          492,119
   Depreciation and amortization                             138,946          132,651
   Professional fees                                         115,794           88,712
   Data processing                                           102,709           89,935
   FDIC premiums                                             135,166          111,824
   Communications                                              1,200            2,361
   Provision  for losses on OREO                              46,207           43,410
   Other operating expenses                                      -              6,000
                                                             163,282          135,825
Total noninterest expenses
                                                        -------------    -------------
                                                           1,191,414        1,102,837
                                                        =============    =============
Income before income tax expense
                                                             276,265          277,006
Income tax expense
                                                             106,361          104,166
Net income
                                                        -------------    -------------
                                                             169,904          172,840
                                                        =============    =============

Income per common share
                                                         $      0.13      $      0.14
                                                        =============    =============
Primary weighted average shares outstanding including
common stock equivalents
                                                           1,315,584        1,232,947
                                                        =============    =============

See accompanying Condensed Notes to Consolidated  Financial Statements

                    CENTURY BANCSHARES, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1996 and 1997
                                  (unaudited)


                                                                        1997                1996
                                                                        ----                ----
Cashflows from operating activities:
   Net Income                                                          169,904            172,840
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                    115,794             94,712
      Provision for loan losses                                         21,000             21,000
      (Increase) decrease in accrued interest receivable                23,790            (90,935)
      (Increase) in prepaid expenses and other assets                 (104,369)          (127,627)
      Increase in other liabilities                                    269,834            120,936

                                                                   -------------      -------------
Net cash provided by operating activities                              495,953            190,926
                                                                   -------------      -------------


Cashflows from investing activities:
   Loan repayments and recoveries (originations), net                 (194,062)        (1,572,065)
   Net (increase) decrease in interest bearing deposits
     in other banks                                                 (9,589,113)         5,932,958
   Purchases of securities held to maturity                           (134,031)          (251,417)
   Payments and maturities of securities available-for-sale            437,498          1,182,938
   Purchase of leasehold improvements, furniture and equipment
      net of disposals                                                 (14,572)          (306,410)

                                                                   -------------      -------------
Net cash provided (used) by investing activities                    (9,494,280)         4,986,004
                                                                   -------------      -------------


Cashflows from financing activities:
   Net issuances (redemption) of certificates of deposits            6,795,314         (1,583,928)
   Net decrease in demand, savings and money market accounts        (6,017,249)       (12,679,898)
   Deposit premium                                                       9,155             12,207
   Issuance of common stock                                             36,286                  -
   Increase (decrease) in other borrowings                            (387,757)         2,842,127

                                                                   -------------      -------------
Net cash provided (used) by financing operations                       435,749        (11,409,492)
                                                                   -------------      -------------


Net decrease in cash and cash equivalents                           (8,562,578)        (6,232,562)

Cash and cash equivalents, beginning of year                        19,799,911         10,025,561
                                                                   -------------      -------------

Cash and cash equivalents, March 31,                                11,237,333          3,792,999
                                                                   =============      =============

Supplemental disclosures of cash flow information:

   Interest paid on deposits and borrowings                            703,671            696,954
                                                                   -------------      -------------

   Income taxes paid (refunded)                                              -            117,500
                                                                   -------------      -------------

Transfer of loans to other real estate owned                                 -                  -
                                                                   -------------      -------------

See accompanying Condensed Notes to Consolidated Financial
Statements

                    CENTURY BANCSHARES, INC. AND SUBSIDIARY
        Condensed Notes to Consolidated Financial Statements (Unaudited)
                            March 31, 1997 and 1996

         The unaudited consolidated financial statements as of and for the three months ended March 31, 1997 and March 31, 1996 have not been audited but, in the opinion of management contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of such date and for such periods. The unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto appearing in the 10-K. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1997 or any future periods.

(1) Stock Option Plans

         Stock option transactions for the three months ended March 31, 1997 and 1996 are summarized as follows:

                                           1997                           1996
                                ---------------------------   -----------------------------
                                                 Weighted-                       Weighted-
                                                  Average                         Average
                                                 Exercise                        Exercise
Fixed Options                     Shares           Price          Shares           Price
                                ------------   ------------   --------------   ------------

Outstanding at beginning
  of year                            148,317            4.00        152,250            3.49
Granted                                    -               -              -               -
Exercised                             11,016            2.70              -               -
Forfeited                              1,289            5.71              -               -
                                   ----------                     ----------
Outstanding, March 31                136,012            4.09        152,250            3.49
                                   ==========                     ==========
Options exercisable at
  March 31                           123,540            3.95        131,285            3.37

Weighted-average fair
   value of options
   granted during
   the three months ended
   March 31                       $        -                    $         -

(2) Income Per Common Share

         On April 15, 1997, the Company declared a 5% stock dividend to Common Stockholders of record as of May 7, 1997. Weighted average shares outstanding and income per share have been restated for all periods presented in consideration of the stock dividend.


ITEM 2.  MANAGEMENT'S DICUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Century Bancshares, Inc. (the "Company") is a registered bank holding company that derives substantially all of its revenues and income from the operation of Century National Bank (the"Bank"). The Bank is a full service bank that provides a broad line of financial products and services to small and medium sized businesses and consumers through its main office located at 1875 Eye Street, N. W., in Washington, D. C., and its branches located at 1275 Pennsylvania Avenue, N. W. and 8251 Greensboro Drive in Tysons Corner, Virginia. The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements regarding future financial condition and results of operations and the Company's business operations. Such statements involve risks, uncertainties and assumptions, including, but not limited to, monetary policy and general economic conditions in the Washington, D. C. area, the actions of competitors and customers, the success of the Company in implementing its strategic plan, and the effects of regulatory restrictions imposed on banks and bank holding companies generally, as discussed in the Company's Form 10-K for the year ended 1996 and other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should these underlying assumptions prove incorrect, actual outcomes may vary materially from outcomes expected or anticipated by the Company.

NET INCOME

         Net income was $170,000 ($0.13 per common share) for the first quarter of 1997, compared with net income of $173,000 ($0.14 per common share) for the first quarter of 1996, a decrease of $3,000 or 1.7% ($0.01 or 7.1% per common share). The decrease in net income for 1997 compared with 1996 resulted from a $3,000 decrease in net interest income, an $88,000 increase in non-interest expenses, and a $2,000 increase in income tax expense, all partially offset by a $90,000 increase in non-interest income. Per common share earnings decreased primarily due to a 6.7% increase, from 1,232,947 to 1,315,584, in the number of weighted average common shares and common stock equivalents outstanding, during the first quarter of 1997 as compared to 1996.

         Return on average assets declined from .75% to .69% for the first three months of 1996 as compared to 1997. This was due to the fact that average total assets increased 7%, while net income declined slightly. The increase in assets resulted primarily from the successful promotion of a new product - the one year no-penalty certificate of deposit - together with an increase in fixed rate Federal Home Loan Bank of Atlanta ("FHLBA") borrowings during the second and fourth quarters of 1996

         All "per share" amounts have been adjusted to give effect to the Company's five percent (5%) stock dividend which was declared on April 15, 1997, to all shareholders of record as of May 7, 1997.


NET INTEREST INCOME

         Net interest income was $1,216,000 for the three months ended March 31, 1997, a decrease of $3,000 or .25% compared with the same period in 1996. The 7% increase in net interest earning assets was offset by a .4% decline in the net interest margin from 5.77% in 1996 to 5.35% in 1997. This decline resulted from an increase in the balance of certificates of deposit liabilities and fixed rate borrowings from the FHLBA during the second and fourth quarters of 1996, the proceeds of which were invested primarily in short-term investments as of March 31, 1997, pending anticipated redeployment into higher yielding loans and securities.

         The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three months ended March 31, 1997 and 1996.

                      AVERAGE BALANCES AND INTEREST RATES
                             (Dollars in thousands)

                                                              Three Months Ended March 31,
                                        ========================================================================
                                                          1997                              1996
                                        ========================================================================
                                                        Interest                          Interest
                                            Average      Income/     Average    Average    Income/    Average
                                            Balance      Expense      Rate      Balance    Expense     Rate
                                          ==========   ==========   =========  =========  =========  ===========
INTEREST-EARNING ASSETS:
  Loans receivable, net(1)                  70,731         1,681        9.64%   69,981       1,670      9.68%
  Investment securities, taxable(2)          6,966           124        7.22%   12,629         163      5.23%
  Investment securities, nontaxable(2)(3)      165             2        4.92%      250           3      4.87%
  Federal Funds sold                         4,835            69        5.79%      653          13      8.07%
  Interest-earning deposits with banks(3)    9,536           103        4.38%    2,236          32      5.80%
                                          ---------    ----------    ---------  -------     -------   -------

    Total interest earning assets(3)        92,233         1,979        8.70%   85,749       1,881      8.90%
NONINTEREST-EARNING ASSETS:
  Cash and due from banks                    4,838                               4,419
  Other assets                               2,672                               3,028
                                          ---------                             -------
    Total noninterest-earning assets         7,510                               7,447
                                          ---------                             -------
Total assets                                99,743                              93,196
                                          =========                             =======



INTEREST BEARING LIABILITIES:
  Deposits:
    Interest-bearing demand (NOW)
      deposits                              14,161            67        1.92%   13,506          67      2.01%
    Savings deposits                         2,352            14        2.41%    2,328          15      2.61%
    Money market deposits                   21,052           185        3.56%   22,871         182      3.23%
    Time deposits                           27,124           366        5.47%   24,424         337      5.60%
    Other borrowings                         7,988           131        6.65%    4,575          61      5.41%
                                          ---------    ----------               -------     -------
Total interest-bearing liabilities          72,677           763        4.26%   67,704         662      3.97%
NONINTEREST-BEARING LIABILITIES:
  Non-interest bearing deposits             18,879                              17,791
  Other liabilities                          1,342                               1,252
                                          ---------                             -------
Total noninterest-bearing liabilities       20,221                              19,043
                                          ---------                             -------
Stockholders' equity                         6,845                               6,449
                                          ---------                             -------
  Total liabilities and stockholders'
     equity                                 99,743                              93,196
                                          =========                             =======

Net interest income                                        1,216                             1,219
                                                       ==========                           =======

Net interest margin(3)                                                  5.35%                           5.77%
                                                                     =========                        ========

--------------------------
(1) Non-accrual loan balances are included in the calculation of Average Balances - Loans Receivable, Net. Interest income on non-accrual loan balances is included in interest income to the extent that it has been collected.

(2) Average balance and average rate for investment securities are computed based on book value of securities held-to-maturity and cost basis of securities available-for-sale.

(3) Average rates on a fully tax equivalent basis are as follows:

                                              1997          1996
                                              ----          ----
Investment securities, nontaxable             7.45%         7.37%
Total interest earning assets                 8.71%         8.90%
Net interest margin                           5.35%         5.77%

PROVISION AND ALLOWANCE FOR LOAN LOSSES

         The Company maintains an allowance for loan losses ("Allowance") based upon, among other things, such factors as historical experience, the volume and type of loans in the portfolio, amount of nonperforming assets, regulatory policies, generally accepted accounting principles, general economic conditions and other factors related to the collectibility of loans in the portfolio. Provisions for loan losses are charged to income to bring the total allowance for loan losses to a level deemed appropriate by management based on the above-referenced factors. Although management believes it uses the best information available to make determinations with respect to the Allowance, future adjustments may be necessary if such factors and conditions differ from the assumptions used in making the initial determinations. Based upon criteria consistently applied during the periods, the Company's Allowance as of the end of the first quarter of 1997 was $620,000 (0.88% of total loans) as compared to $775,000 (1.09% of total loans) at March 31, 1996.

         In order to maintain an adequate Allowance, the Company charges against earnings a provision for loan losses. The first quarter provision for loan losses was $21,000, unchanged from the first quarter of 1996 to the first quarter of 1997, consistent with management's analysis of the level of risk associated with the portfolio. Management believes the Allowance is adequate to absorb losses inherent in the loan portfolio

         Net charge-offs for the first quarter of 1997 were $227,000, or 1.28% of average loans outstanding, on an annualized basis. These charge-offs were reflective of the circumstances described in the Company's Form 10-K for the year ended December 31, 1996 which resulted in additional provisions for loan losses in the fourth quarter of 1996. Management believes the current Allowance to be sufficient based on its analysis, as reflected by the decrease in the percentage of nonperforming loans from .75% to .25% of total loans and the increase in the Allowance as a percentage of nonperforming loans to 346% from 147% compared to one year earlier.

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

         The following table sets forth an analysis of the Company's Allowance for the periods indicated:

                          ALLOWANCE FOR LOAN LOSSES
                            (Dollars in thousands)

                                           Three Months Ended March 31,
                                        ----------------------------------
                                                1997            1996
                                        ----------------  ----------------
Average net loans outstanding                 70,731          69,981
                                        ================  ================

Loans outstanding at period-end               70,643          70,791
                                        ================  ================

  Total nonperforming loans                      179             529
                                        ================  ================

Beginning balance of allowance                   826             740
Loans charged-off:
  1-4 family residential mortgage                109               0
  Commercial real estate                          24               0
  Installment and Credit card loans              118              14

                                        ----------------  ----------------
Total loans charged off                          251              14
                                        ----------------  ----------------

Recoveries of previous charge-offs:
  1-4 family residential mortgage                  0               7
  Commercial real estate                          23              21
  Installment and Credit card loans                1               0

                                        ----------------  ----------------
Total recoveries                                  24              28
                                        ----------------  ----------------

Net loans charged-off                            227             (14)
                                        ----------------  ----------------

Provision for loan losses                         21              21
                                        ----------------  ----------------

Balance at end of period                         620             775
                                        ================  ================

Net charge-offs to averarge loans
(annualized)                                    1.28%        (0.08%)
                                        ================  ================

Allowance as % of total loans                   0.88%           1.09%
                                        ================  ================

Nonperforming as % of total loans               0.25%           0.75%
                                        ================  ================

Allowance as % of nonperforming                  346%            147%
                                        ================  ================

NONINTEREST INCOME

         Total noninterest income increased $90,000 or 49% from $182,000 to $272,000 for the three months ended March 31, 1997 as compared to the same period in 1996. Substantially all of the increase is attributable to revenues from the Company's credit card program.


NONINTEREST EXPENSE

         Total noninterest expense was $1,191,000 for the first quarter of 1997, an increase of $88,000 or 8% from $1,103,000 for the first quarter of 1996. The increase is due to higher levels of spending on printing (which comprised $24,000 of the increase in other operating expenses), depreciation of $27,000, and data processing of $24,000. These increased costs relate to the implementation of various parts of management's strategic plan to focus on marketing and use of technology.


INCOME TAX EXPENSE

         Income tax expense increased approximately $2,000 to $106,000 for the first three months of 1997 as compared to $104,000 for the same period of 1996. The increase is due to an increase in the costs associated with doing business in multiple state jurisdictions.


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

         Asset liquidity is provided by cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future. The asset liquidity of the Bank is maintained in the form of vault cash, demand deposits with commercial banks, federal funds sold, interest bearing deposits with other financial institutions, short-term investment securities, other investment securities available-for-sale, and short-term loans. The Company's management monitors liquidity requirements as warranted by interest rate trends, changes in the economy and the maturity schedule and interest rate sensitivity of the investment and loan portfolios and deposits.

         Liability liquidity is provided by access to core funding sources, principally various customers' interest-bearing and noninterest-bearing deposit accounts in the Company's market area. The Bank does have the ability to solicit brokered deposits. Federal funds purchased and short-term borrowings by the Bank are additional sources of liquidity. These sources of liquidity are short-term in nature and are used by the Bank as necessary to fund asset
growth and meet short-term liquidity needs.   Available borrowing arrangements
maintained by the Bank include lines of credit at the FHLBA and larger correspondent banks. The Company believes that the Bank's present liquidity position is adequate to meet its current and future needs.

         The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. For the three months ended March 31, 1997, liquidity was enhanced primarily by net cash provided by operating activities of $496,000 and net cash provided by financing activities of $436,000, offset by net cash used in investing activities of $9,494,000. The increase in net cash provided by operating activities was primarily attributable to net income of $170,000 and other non-cash adjustments. The increase in net cash provided by financing activities was primarily the result of an increase in the volume of certificates of deposits. The increase in net cash used in investing activities was primarily attributable to a shift in liquid assets from cash and cash equivalents (especially federal funds sold) into interest-bearing deposits in other banks.


CAPITAL RESOURCES

         Total stockholders' equity as of March 31, 1997 was $6,941,000, an increase of approximately $191,000 or 2.8% compared with stockholders' equity of $6,750,000 as of December 31, 1996. Net income for the three months ended March 31, 1997 was $170,000. In addition to these retained earnings, stockholders' equity was also augmented by the issuance of $36,000 worth of new common stock in connection with the exercise of outstanding warrants and stock options.

         There are no regulatory capital requirements applicable to the Company, because it has total consolidated assets of less than $150 million. The Bank, however, is required to comply with capital standards promulgated by the Office of the Controller of the Currency ("OCC"). The OCC has established certain minimum risk-based capital standards that apply to national banks. The Bank's risk-based capital ratios remain above the levels designated as "Well Capitalized" on March 31, 1997, with Tier-1 Capital, Total Risk-Based Capital and Leverage Capital Ratios of 9.30%, 10.14% and 6.69%, respectively.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES

         (a)  Not applicable.
         (b)  Not applicable.
         (c)  Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The following exhibits are filed with this reports:

         EXHIBIT
         NUMBER            DESCRIPTION OF EXHIBIT

         11                Computation of Per Share Earnings.

         27                Financial Data Schedule.

         (b) No reports on Form 8-K were filed by the Company during the three months ended March 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CENTURY BANCSHARES INC.
                                              (Registrant)


Date: May 14, 1997                           By:   /s/ JOSEPH S. BRACEWELL
                                                   ------------------------
                                             Joseph S. Bracewell
                                             Chairman of the Board, President
                                             and Chief Executive Officer