Form 10-Q
period 1997-06-30
CENTURY BANCSHARES INC
filed 1997-08-14
CIK 785813

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____________ TO ____________


                        COMMISSION FILE NUMBER: 0-16234

                            CENTURY BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


                    DELAWARE                                     52-1489098
(State or other jurisdiction of incorporation or      (I.R.S. Employer identification No.)
                 organization)


                         1275 PENNSYLVANIA AVENUE, N.W.
                            WASHINGTON, D. C. 20004
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (202) 496-4100
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No

As of August 14, 1997, there were 1,217,429 shares of the registrant's Common Stock, par value $1.00 per share outstanding.

                            CENTURY BANCSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997

                               TABLE OF CONTENTS


                                                                            PAGE
                                     PART I

Item 1.  Financial Statements .............................................  3

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................  8

                                    PART II

Item 1.  Legal Proceedings................................................. 16

Item 2.  Changes in Securities............................................. 16

Item 3.  Defaults Upon Senior Securities................................... 16

Item 4.  Submissions of Matters to a Vote of Security Holders.............. 16

Item 5.  Other Information................................................. 17

Item 6.  Exhibits and Reports on Form 8K................................... 17

(a)      The following exhibits are filed with this report:

         Exhibit
         Number            Description of Exhibit
         ------            ----------------------

            11             Computation of Per Share Earnings

            27             Financial Data Schedule

(b) No Reports on Forms 8-K were filed by the Company during the three months ended June 30, 1997.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.





                    CENTURY BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                         JUNE 30, 1997 (UNAUDITED) AND
                          DECEMBER 31, 1996 (AUDITED)


                                                                           June 30,             December 31,
                                                                             1997                  1996
                                                                        ------------            ------------
ASSETS
------

Cash and due from banks                                                    4,841,217               8,363,911

Federal funds sold                                                              --                11,436,000
Interest bearing deposits in other banks                                  11,213,428               6,823,077
Investment securities AFS at fair value                                    7,834,041               6,414,011
Investment securities, HTM at cost; fair value of $ 9,997,957
at June 30, 1997 and $959,389 at December 31, 1996.                        9,991,911                 958,245
Loans net of unearned income                                              74,346,296              70,676,356
Less - allowance for loan losses                                            (709,595)               (825,876)

                                                                        ------------            ------------
Loans, net                                                                73,636,701              69,850,480
                                                                        ------------            ------------


Leasehold improvements, furniture, and equipment, net                      1,555,320               1,558,247
Accrued interest receivable                                                  612,863                 509,567
Deposit premium                                                              256,763                 275,072
Prepaid expenses                                                             135,256                 157,228
Other assets                                                                 824,243                 840,171

                                                                        ------------            ------------
Total assets                                                             110,901,743             107,186,009
                                                                        ------------            ------------


LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
------------
Deposits:
     noninterest bearing                                                  21,270,994              24,064,454
     interest bearing                                                     73,436,455              66,920,756

                                                                        ------------            ------------
Total deposits                                                            94,707,449              90,985,210
                                                                        ------------            ------------

Other borrowings                                                           8,022,460               8,465,877
Other liabilities                                                          1,094,330                 984,881

                                                                        ------------            ------------
Total liabilities                                                        103,824,239             100,435,968
                                                                        ------------            ------------



Shareholders' equity:
---------------------

Common stock, $1 par value: 5,000,000 shares authorized;
1,217,429 and 1,146,028 shares issued and outstanding
at June 30, 1997 and December 31, 1996 respectively.                       1,217,429               1,146,028

Additional paid in capital                                                 5,300,802               4,870,856

Retained earnings                                                            603,608                 779,057

Unrealized loss on Securities available-for-sale, net of tax effect          (44,335)                (45,900)

                                                                        ------------            ------------
Total shareholders' equity                                                 7,077,504               6,750,041
                                                                        ------------            ------------

                                                                        ------------            ------------
Total liabilities and shareholders' equity                               110,901,743             107,186,009
                                                                        ------------            ------------

See accompanying Condensed Notes to Consolidated Financial Statements

                    CENTURY BANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  SIX MONTHS ENDED JUNE 30, 1997 AND 1996 AND
             THREE MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)

                                                       Three Months Ended June 30,            Six Months Ended June 30,
                                                      ----------------------------          -----------------------------
                                                         1997               1996               1997                1996
                                                      ---------          ---------          ---------           ---------
INTEREST INCOME:
   Interest and fees on loans                         1,775,673          1,714,826          3,456,912           3,385,113
   Interest on federal funds sold                        14,746               --               83,488              13,057
   Interest on deposits in other banks                  211,981             11,892            315,225              44,227
   Interest on investment securities                    149,073            151,898            274,928             316,858
                                                      ---------          ---------          ---------           ---------
Total interest income                                 2,151,473          1,878,616          4,130,553           3,759,255
                                                      ---------          ---------          ---------           ---------

INTEREST EXPENSE:
Interest on deposits:
   Certificates $100,000 and over                       165,095            182,089            353,136             355,381
   Certificates under $100,000                          300,779            157,207            478,202             320,240
   NOW accounts                                          67,589             61,107            134,589             128,107
   Savings accounts                                      13,951             14,259             28,396              29,585
   Money market accounts                                199,726            183,556            384,646             365,346
   Interest on other borrowings                         130,976             71,669            261,958             132,731
                                                      ---------          ---------          ---------           ---------
Total interest expense                                  878,116            669,887          1,640,927           1,331,390
                                                      ---------          ---------          ---------           ---------

Net interest income                                   1,273,357          1,208,729          2,489,626           2,427,865
Provision for loan losses                                51,400            (21,000)            72,400                --
                                                      ---------          ---------          ---------           ---------
Net interest income after provision                   1,221,957          1,229,729          2,417,226           2,427,865
                                                      ---------          ---------          ---------           ---------

NONINTEREST INCOME:
   Service charges on deposit accounts                  111,824            100,131            240,820             213,157
   Other operating income                               129,651             71,981            273,065             140,662
                                                      ---------          ---------          ---------           ---------
Total noninterest income                                241,475            172,112            513,885             353,819
                                                      ---------          ---------          ---------           ---------

NONINTEREST EXPENSES:
   Salaries and employee benefits                       528,119            458,695          1,016,229             950,814
   Occupancy and equipment expense                      156,012            109,432            294,958             242,083
   Depreciation and amortization                        120,396             99,955            236,190             188,667
   Professional fees                                    141,280            201,378            243,989             291,313
   Data processing                                      117,953             21,077            253,119             132,901
   FDIC premiums                                          3,553             24,678              4,753              27,039
   Communications                                        52,944             50,582             99,151              93,992
   Other operating expenses                             150,936            237,931            314,218             379,756
                                                      ---------          ---------          ---------           ---------
Total noninterest expenses                            1,271,193          1,203,728          2,462,607           2,306,565
                                                      ---------          ---------          ---------           ---------

Income before income tax expense                        192,239            198,113            468,504             475,119
Income tax expense                                       74,023             77,805            180,384             181,971
                                                      ---------          ---------          ---------           ---------
Net income                                              118,216            120,308            288,120             293,148
                                                      ---------          ---------          ---------           ---------

Income per common share                               $    0.08          $    0.08          $    0.21           $    0.23
                                                      =========          =========          =========           =========
Weighted average shares
outstanding including common stock
equivalents                                           1,366,447          1,356,241          1,341,156           1,294,594
                                                      =========          =========          =========           =========

See accompanying Condensed Notes to Consolidated  Financial Statements


                    CENTURY BANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1997
                                  (UNAUDITED)


                                                                                 1997                  1996
                                                                                 ----                  ----
CASHFLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                              $    288,120          $    293,148
     Adjustments to reconcile net income to net cash
     provided by operating activities:

         Depreciation and amortization                                            236,190               188,667
         Provision for loan losses                                                 72,400                  --
     (INCREASE) DECREASE IN:
         Accrued interest receivable                                             (103,296)              (22,204)
         Other assets                                                              37,900              (539,290)

     (INCREASE) IN:
         Other liabilities                                                        109,449               351,157

                                                                             ------------          ------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                    640,763               271,478
                                                                             ------------          ------------

CASHFLOWS FROM INVESTING ACTIVITIES:

     Loan repayments (originations) and recoveries, net                        (3,858,621)           (2,161,652)
     (Increase) decrease in interest bearing deposits in other banks           (4,390,351)              280,207
     Purchases of securities available for sale                                (2,059,125)                 --
     Purchases of securities held to maturity                                  (9,021,377)                 --
     Payments and maturities of securities available for sale                     628,371             2,714,804

     Payments and maturities of securities held to maturity                          --                 466,879

     Purchase of leasehold improvements, furniture and equipment                 (214,954)             (280,456)

     Proceeds from sale of other real estate                                         --                   8,001

                                                                             ------------          ------------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      (18,916,057)            1,027,783
                                                                             ------------          ------------


CASHFLOWS FROM FINANCING ACTIVITIES:

     Net increase (decrease) in certificates of deposit                        11,293,984              (633,194)
     Net (decrease) in demand, savings and money market deposits               (7,571,745)           (6,575,909)

     Proceeds from issuance of common stock                                        37,778                15,567
     Increase (decrease) in short-term borrowings                                   6,583            (1,127,104)
     (Decrease) increase in long-borrowings                                      (450,000)            2,700,000

                                                                             ------------          ------------
     NET CASH USED BY FINANCING OPERATIONS                                      3,316,600            (5,620,640)
                                                                             ------------          ------------


Net decrease in cash and cash equivalents                                     (14,958,694)           (4,321,379)

Cash and cash equivalents, beginning of year                                   19,799,911            10,025,561
                                                                             ------------          ------------

Cash and cash equivalents, June 30                                              4,841,217             5,704,182
                                                                             ============          ============

Supplemental disclosures of cash flow information:

     Interest paid on deposits and borrowings                                   1,573,122             1,349,389
                                                                             ------------          ------------

     Income taxes paid (refunded)                                                  39,000               408,000
                                                                             ------------          ------------

Transfer of loans to other real estate owned                                         --                    --
                                                                             ------------          ------------

See accompanying Condensed Notes to Consolidated Financial Statements

                    CENTURY BANCSHARES, INC. AND SUBSIDIARY
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 1997 AND 1996

     The unaudited consolidated financial statements as of and for the three and six months ended June 30, 1997 and June 30, 1996 have not been audited but, in the opinion of management contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of such dates and for such periods. The unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto appearing in the 10-K. The results of operations for the six months ended
June 30, 1997 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1997 or any future periods.

(1)  INVESTMENT SECURITIES

     Investment securities available-for-sale, and their contractual maturities, at June 30, 1997, are summarized as follows:


                                                                           Gross            Gross
                                                       Amortized         Unrealized       Unrealized           Fair
                                                         Cost              Gains            Losses            Value
                                                         ----              -----            ------            -----
Obligations of U.S. Treasury,
 government agencies and
 corporations:
        Within one year                              $ 1,635,632                --         $ 1,442         $1,634,190
        After one, but within five years               4,007,676                --             666          4,007,010
        After ten years                                  848,366                --          19,101            829,265
                                                     -----------             -----         -------         ----------
                  Total                                6,491,674                --          21,209          6,470,465

Collateralized mortgage obligations:
        After ten years                                1,410,391                --          46,815          1,363,576
                                                     -----------             -----         -------         ----------
                  Total investment securities
                   available-for-sale                 $7,902,065                --         $68,024         $7,834,041
                                                     ===========                ==         =======         ==========

     Investment securities held-to-maturity at June 30, 1997, are summarized as follows:


                                                                         Gross            Gross
                                                       Amortized       Unrealized       Unrealized           Fair
                                                         Cost            Gains            Losses            Value
                                                         ----            -----            ------            -----

Obligations of the U.S. Treasury,
 government agencies and
 corporation

        Within one year                              $6,995,701              --           $701            $6,995,000
        After one, but within five years                943,480              --            164               943,316
        After ten years                                 960,051          $6,333             --               966,384
                                                     ----------           -----           ----             ---------
                  Total                               8,899,232           6,333           $865             8,904,700

Municipal securities:
        Within one year                                  99,975             170            -0-               100,145
        After one, but within five years                 64,954             408            -0-                65,362
                                                        -------            ----           ----             ---------
                  Total                                 164,929             578            -0-               165,507

Federal Reserve Bank stock                              119,350             -0-            -0-               119,350
FederalHome Loan Bank stock                             808,400             -0-            -0-               808,400
                                                        -------            ----           ----               -------

        Total investment securities
         held-to-maturity                            $9,991,911          $6,911          $ 865            $9,997,957
                                                     ==========          ======          =====            ==========

(2)  STOCK OPTION PLANS

     Stock option transactions for the six months ended June 30, 1997 and 1996 are summarized as follows:

                                           1997                     1996
                                  ----------------------    ---------------------
                                              Weighted-                Weighted-
                                               Average                  Average
                                               Exercise                 Exercise
Fixed Options                     Shares        Price        Shares      Price
                                 --------    -----------    --------   ----------

Outstanding at beginning
  of year                         155,733        $3.81      159,863      $3.32
Granted                            43,712        $6.88       34,109      $5.71
Exercised                          (2,676)       $5.40       (3,981)     $3.60
Forfeited                         (12,969)       $2.50         --          --
                                 --------                  --------
Outstanding, June 30              183,800        $4.60      189,991      $3.60
                                 ========                  ========

Options exercisable at
  June 30                         149,681        $4.21      154,638      $3.49


(3)  INCOME PER COMMON SHARE

     On April 15, 1997, the Company declared afive percent stock dividend payable on May 23, 1997 to Common Shareholders of record as of May 7, 1997 which resulted in the issuance of 57,793 shares of Common Stock. Weighted average shares outstanding and income per share have been restated for the effect of the stock dividend.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     Century Bancshares, Inc. (the "Company") is a registered bank holding company that derives substantially all of its revenues and income from the operation of Century National Bank (the "Bank"). The Bank is a full service bank that provides a broad line of financial products and services to small and medium sized businesses and consumers through its main office located at 1875 Eye Street, N.W., in Washington, D.C., and its branches located at 1275 Pennsylvania Avenue, N.W. in Washington, D.C., and 8251 Greensboro Drive in Tysons Corner, Virginia. The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements regarding future financial condition and results of operations and the Company's business operations. Such statements involve risks, uncertainties and assumptions, including, but not limited to, monetary policy and general economic conditions in the Washington, D.C. area, the actions of competitors and customers, the success of the Company in implementing its strategic plan, and the effects of regulatory restrictions imposed on banks and bank holding companies generally, as discussed in the Company's Form 10-K for the year ended 1996 and other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should these underlying assumptions prove incorrect, actual outcomes may vary materially from outcomes expected or anticipated by the Company.

NET INCOME

     For the three months ended June 30, 1997, the Company's net income was $118,000 ($.08 per common share) down $2,000 or 1.7% (unchanged on a per common share basis) form the $120,000 ($.08 per common share) earned during the same period in 1996. This decrease resulted from increases of $72,000 in the provision for loan losses and $68,000 in non-interest expenses, partially offset by increases of $65,000 in net interest income and $69,000 in non-interest income.

     Net income was $288,000 ($.21 per common share) for the first six months of 1997, compared with net income of $293,000 ($.23 per common share) for the first six months of 1996, a decrease of $5,000 or 2% ($.02 or 5% per common share). The decrease in net income for the first six months of 1997 compared with the same period in 1996 resulted from a $156,000 increase in non-interest expenses and a $72,000 increase in the provision for loan losses, which were partially offset by a $160,000 increase in non-interest income, and a $62,000 increase in net interest income. Earnings per common share decreased primarily due to an increase in the number of weighted average common shares and common stock equivalents outstanding to 1,341,156 from 1,294,594, during the first six months of 1997 as compared to 1996.

NET INTEREST INCOME

     Net interest income was $1,273,000 for the three months ended June 30, 1997, an increase of $65,000 or 5.4% compared with the same period in 1996.

     Net interest income was $2,490,000 for the six months ended June 30, 1997, an increase of $62,000 or 3% compared with the same period in 1996. The $10 million increase in total interest earning assets was partially offset by a decline in the net interest margin from 5.74% in 1996 to 5.25% in 1997.




This decline resulted from an increase in the balance of certificates of deposit liabilities and fixed rate borrowings from the Federal Home Loan Bank of Atlanta ("FHLBA"), the proceeds of which were invested primarily in short-term investments as of June 30, 1997, pending anticipated redeployment into higher yielding loans and securities.

     The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a "volume change." It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change." The following tables set forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or incurred on such amounts, and the average rate earned or incurred for the six months ended June 30, 1997 and 1996. The tables also set forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods.
                                       9-

                      AVERAGE BALANCES AND INTEREST RATES
                             (DOLLARS IN THOUSANDS)


                                                                                  Six Months Ended June 30,
-----------------------------------------------------------------------------------------------------------------------------
                                                                            1997                              1996
-----------------------------------------------------------------------------------------------------------------------------
                                                               Interest                                 Interest
                                                  Average       Income/        Average     Average      Income/       Average
                                                  Balance       Expense         Rate       Balance      Expense        Rate
                                                  ---------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
  Loans receivable, net(1)                        $ 70,690     $  3,457         9.78%     $ 69,914     $  3,385        9.68%
  Investment securities, taxable(2)                  9,343          271         5.80%       12,392          311        5.02%
  Investment securities, non-taxable(2)(3)             165            4         4.85%          250            6        4.80%
  Federal funds sold                                 2,904           83         5.72%          327           13        7.95%
  Interest-earning deposits with banks              11,726          315         5.37%        1,661           44        5.30%
                                                  ---------------------                   ---------------------
    Total interest-earning assets(3)                94,828        4,130         8.71%       84,544        3,759        8.89%
NONINTEREST-EARNING ASSETS:
  Cash and due from banks                            4,887                                   4,159
  Other assets                                       3,134                                   4,047
                                                  ------------------------------------------------
Total noninterest-earning assets                     8,021                                   8,206
                                                  ------------------------------------------------
    Total assets                                  $102,849                                $ 92,750
                                                  ================================================

INTEREST-BEARING LIABILITIES:
  Deposits:
    Interest-bearing demand (NOW) deposits        $ 13,778     $    135         1.96%     $ 13,086     $    128        1.96%
    Savings deposits                                 2,301           28         2.43%        2,286           30        2.62%
    Money market deposits                           21,546          385         3.57%       22,681          365        3.22%
    Time deposits                                   30,470          831         5.45%       24,546          675        5.50%
    Borrowings                                       7,882          262         6.65%        4,640          133        5.78%
                                                     -----          ---                      -----          ---
Total interest-bearing liabilities                  75,977        1,641         4.32%       67,239        1,331        3.96%
NONINTEREST-BEARING LIABILITIES:
  Noninterest-bearing deposits                      18,979                                  17,486
  Other liabilities                                    838                                   1,463
                                                  ------------------------------------------------
Total noninterest-bearing liabilities               19,817                                  18,949
                                                  ------------------------------------------------
Stockholders' equity                                 7,055                                   6,562
                                                  ------------------------------------------------
  Total liabilities and stockholders' equity      $102,849                                $ 92,750
                                                  ================================================

Net interest income                                            $  2,489                                $  2,428
                                                               ================================================

Net interest margin(3)                                                          5.25%                                  5.74%
                                                                                ============================================

------------------------

(1) Non-accrual loan balances are included in the calculation of Average Balances - Loans Receivable, Net. Interest income on non-accrual loan balances is included in interest income to the extent that it has been collected.
(2) Average balance and average rate for investment securities are computed based on book value of securities held-to-maturity and fair value of securities available-for-sale.
(3) Average rates on a fully taxable equivalent basis are as follows:

    Investment securities, non-taxable......................                            7.35%                             7.74%
    Total interest-earning assets...........................                            8.71%                             8.90%
    Net interest margin.....................................                            5.25%                             5.75%

NONINTEREST INCOME


     The Company's primary source of noninterest income is service charges on deposit accounts. The remaining noninterest income is derived from Mastercard/Visa, wire transfer, collection and cashier's check fees, mortgage loan referral fees, and safe deposit box rentals. Also included in this category are gains and losses realized on the sale of investment securities and certain other items of income, whether recurring or not, which are not elsewhere classified.

     Noninterest income for the second quarter of 1997 was $241,000, an increase of $69,000 or 40% compared with noninterest income of $172,000 for the second quarter of 1996. This increase results primarily from fees generated in connection with the Bank's Mastercard/Visa credit card program.

     Noninterest income for the first six months of 1997 was $514,000, an increase of $160,000 or 45% compared with noninterest income of $354,000 for the first six months of 1996. This increase results primarily from fees generated in connection with the Bank's Mastercard/Visa credit card program.


NONINTEREST EXPENSE

     The Company's noninterest expense has been consistently higher in relation to its asset size than the average for small community banks. The Company's strategy is to increase its asset size significantly so that its level of noninterest expense in relation to its assets is more in line with those of comparable institutions. To support an increased rate of asset growth, branch expansion and increased product and service offerings, the Company invested approximately $1 million to upgrade its telecommunications and computer systems during 1995 and 1996. In addition to these capital expenditures, the Company incurred consulting expenses associated with the installation, specialized programming and security aspects of the computer system. As a result, the Company's noninterest expenses during such periods have increased in anticipation of a subsequent increase in total assets. No assurance may be given, however, that the anticipated asset growth or branch expansions will occur.

     Noninterest expense was $1,271,000 for the second three months of 1997, an increase of $67,000 or 5.6% compared with noninterest expense of $1,204,000 for the second three months of 1996. This increase resulted principally from depreciation expenses associated with the Bank's new computer telecommunications systems and remote ATM, as well as data processing costs in support of the credit card program.

     Noninterest expense was $2,463,000 for the first six months of 1997, an increase of $156,000 or 7% compared with noninterest expense of $2,307,000 for the first six months of 1996. This increase resulted principally from depreciation expenses associated with the Bank's new computer and telecommunications systems and remote ATM, as well as data processing costs in support of the credit card program.

INCOME TAX EXPENSE

     Income tax expense decreased approximately $4,000 to $74,000 for the second three months of 1997 as compared to $78,000 for the same period of 1996. The effective tax rate did not change significantly for the first six month period of 1997 compared to the first six month period of 1996.

     Income tax expense decreased approximately $2,000 to $180,000 for the first six months of 1997 as compared to $182,000 for the same period of 1996. The effective rate did not change significantly for the first six month period of 1997 compared to the first six month period of 1996.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

     In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for such loan. The Company maintains an allowance for loan losses based upon, among other things, such factors as historical experience, the volume and type of lending conducted by the Company, the amount of nonperforming assets, regulatory policies, generally accepted accounting principles, general economic conditions, and other factors related to the collectibility of loans in the Company's portfolios. In addition to unallocated allowances, specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and after considering the net realizable value of the collateral for the loan.

     Management actively monitors the Company's asset quality in a continuing effort to charge-off loans against the allowance for loan losses when appropriate and to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of June 30, 1997, the allowance for loan losses amounted to $710,000 (or .95% of total loans). The allowance for loan losses as a percentage of nonperforming loans was 423% at June 30, 1997, compared to 257% at December 31, 1996.

     The provision for loan losses during the second quarter of 1997 was $51,000, representing an increase of $72,000 compared to the second quarter of 1996, in which a reduction of the provision was made. The increase reflects a higher level of losses in the Company's consumer loan and credit card loan portfolios, consistent with national trends.

     Provisions for loan losses are charged to income to bring the total allowance for loan losses to a level deemed appropriate by management, based on the factors identified above.

     The provision for loan losses during the first six months of 1997 was $72,000, compared to the first six months of 1996, in which no provision was made. The increase reflects a higher level of losses in the Company's consumer loan and credit card loan portfolios, consistent with national trends. In the first six months of 1996, the Company recovered money on previously charged off loans, so no provision expense was required. During the first six months of 1997, the Company recovered $63,000, which was added to the allowance.

     Set forth below is an analysis of the allowance for loan losses as of June 30, 1997:

LOANS AND ASSET QUALITY

     The loan portfolio is the largest category of the Company's earning assets. Net loans increased 5.4% from $69.9 million as of December 31, 1996, to $73.6 million as of June 30, 1997. This increase is primarily attributable to a $2.3 million increase in commercial loans and a $1.9 million increase in consumer installment and credit card loans.

NONPERFORMING ASSETS

     Non-performing assets declined 41% from $322,000 as of December 31, 1996, to $168,000 as of June 30, 1997. This was the result of a reduction in non-accrual loans during the period.


                           ALLOWANCE FOR LOAN LOSSES
                             (DOLLARS IN THOUSANDS)

                                                      Six Months Ended June 30,
                                                     --------------------------
                                                        1997            1996
                                                     ----------      ----------

Average loans outstanding                                71,387          70,792
                                                     ==========      ==========
Loans outstanding at period-end                          74,346          71,455
                                                     ==========      ==========
  Total nonperforming loans                                 168             934
                                                     ==========      ==========
Beginning balance of allowance                              826             740
Loans charged-off:
  Commercial loans                                           97            --
  Installment and Credit card loans                         154              16
                                                     ----------      ----------
Total loans charged off                                     251              16
                                                     ----------      ----------
Recoveries of previous charge-offs:
  1-4 family residential mortgage                          --                37
  Commercial loans                                           62              69
  Installment and Credit card loans                           1            --
                                                     ----------      ----------
Total recoveries                                             63             106
                                                     ----------      ----------

Net loans charged-off                                       188             (90)
                                                     ----------      ----------
Provision for loan losses                                    72               0
                                                     ----------      ----------
Balance at end of period                                    710             830
                                                     ==========      ==========
Net charge-offs to average loans                           0.53%          -0.25%
                                                     ==========      ==========
Allowance as % of total loans                              0.95%           1.16%
                                                     ==========      ==========
Nonperforming as % of total loans                          0.23%           1.31%
                                                     ==========      ==========
Allowance as % of nonperforming                             423%             89%
                                                     ==========      ==========


INVESTMENT ACTIVITIES

     The Company generally classified as "available-for-sale" those securities which are held for primary or secondary liquidity purposes, and as "held-to-maturity" those securities which are less readily marketable and/or held primarily for interest income and/or rate sensitivity managment purposes. Beginning in 1997, the Company has elected to invest in mortgage-backed securities only for yield and not for liquidity, so new investments in those securities have been classified as "held-to-maturity," which represents a change from prior years when such investments were classified as "available-for-sale." Additionally, as of June 30, 1997, the Company owned approximately $7 million of short-term U.S. Treasury Bills purchased for secondary liquidity purposes, which were classified as "held-to-maturity" because of the short term remaining until their maturity. These two factors explain the increase in the Company's portfolio of securities "held-to-maturity" from $958,000 as of December 31, 1996, to $9,992,000 as of June 30, 1997.

     The Company's investment portfolio of $17,826,000 as of June 30, 1997, consisted primarily of U.S. Treasury and Government agency obligations and mortgage-backed securities. This represented an increase of $10,454,000 or 142% compared to the investment portfolio as of December 31, 1996, resulting from an increase in deposits which exceeded the Company's loan demand during the first six months of 1997.


DEPOSIT ACTIVITIES

     The Company's average balance of total deposits was $87,074,000 for the first six months ended June 30, 1997, an increase of $6,142,000 or 8% compared with the average balance of total deposits of $80,932,000 for the year ended December 31, 1996. To stimulate deposit growth in 1997, the Company introduced a One-Year No Penalty certificate of deposit, designed to attract local commercial and consumer deposits in amounts of $5,000 or more.

     As of June 30, 1997, total time deposits over $100,000 represented 17% of total deposits. Of this amount, $4,395,000 had a term of six months or less. The bulk of the Company's certificates of deposit consist of local, in market deposits. As of June 30, 1997, brokered deposits represented $993,000, or less that one percent, of the Company's total liabilities.



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

     Asset liquidity is provided by cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future. The asset liquidity of the Bank is maintained in the form of vault cash, demand deposits with commercial banks, federal funds sold, interest bearing deposits with other financial institutions, short-term investment securities, other investment securities available-for-sale, and short-term loans. The Company has defined "cash and cash equivalents" as those amounts included in cash and due from banks and federal funds sold. As of June 30, 1997, the Bank had cash and cash equivalents of $4,841,000, a decrease of $14,959,000 compared to December 31, 1996, which decrease was primarily attributable to the purchase of investment securities.

     As of June 30, 1997, $21,732,000 or 75% of the Company's total investment portfolio, including federal funds sold and interest bearing deposits held with other financial institutions, was scheduled to mature within one year. The remainder of the portfolio consists of $4,071,000 (14% of total portfolio) in U.S. Government, agency, and municipal securities that will mature within three years, and $2,308,000 (8% of total portfolio) in federal agency mortgage pass-through securities and collateralized mortgage obligations with an estimated weighted average duration of approximately three years, and the Bank's required stock investment in the FHLBA and the Federal Reserve Bank of Richmond totaling $928,000. The unrealized gain contained in the held-to-maturity portion of the investment portfolio as of June 30, 1997 was $6,000.

     Liability liquidity is provided by access to core funding sources, principally various customers' deposit accounts in the Company's market area. As a member of the FHLBA, the Bank is authorized to borrow up to $13,300,000 secured by a blanket pledge of its portfolio of 1-to-4-family residential mortgage loans. The Bank also has approved lines of credit from larger correspondent banks to borrow excess reserves on an overnight basis (known as "federal funds purchased") in the amount of $1,000,000 and to borrow on a secured basis ("repurchase agreements") in the amount of $5,000,000. As of June 30, 1997, the Bank had no federal funds purchased or repurchase agreements, and was utilizing $7,300,000 of its available FHLBA borrowings in the form of fixed-rate term credit advances with an average cost of 6.73%. The Company utilizes fixed rate term credit advances from the FHLBA to fund fixed rate real estate loans of comparable terms and maturities.

     The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash flow provided by operating activities was $641,000 and $271,000 for the six months ended June 30, 1997 and 1996, respectively.

     Net cash provided by (used in) investing activities was $(18.9 million) and $1.0 million for the six months ended June 30, 1997 and 1996, respectively.

     Net cash provided by financing activities was $3.3 million and $5.6 million for the six months ended June 30, 1997 and 1996, respectively.


     Net cash provided by (used in) financing activities was $3.3 million and ($5.6) million for the six months ended June 30, 1997 and 1996, respectively.

CAPITAL RESOURCES

     Total stockholders' equity as of June 30, 1997 was $7,078,000, an increase of $328,000 or approximately 5% compared with stockholders' equity of $6,750,000 as of December 31, 1996. This increase was attributable to net income for the six months ended June 30, 1997 of $288,000, a $2,000 increase in the market value of investment securities available-for-sale, net of tax effect and $38,000 net proceeds from issuances of Common Stock pursuant to the exercise of outstanding stock options and warrants.

     There currently are no regulatory capital requirements applicable to the Company, because it has total consolidated assets of less than $150 million. The Bank, however, is required to comply with capital standards promulgated by the OCC. The OCC has established certain minimum risk-based capital standards that apply to national banks. The Bank's risk-based capital ratios remain above the levels designated as "Well Capitalized" on June 30, 1997, with Tier-1 Capital, Total Risk-Based Capital and Leverage Capital Ratios of 9.22%, 10.17% and 6.59%, respectively, compared to 9.15%, 10.29% and 6.44%, respectively at December 31, 1996.

PENDING DEPOSIT TRANSACTION

     On July 24, 1997 the Bank entered into a Purchase and Assumption Agreement with Eastern American Bank, FSB providing for the assumption by the Bank of the deposit and certain other liabilities of the branch of Eastern American located at 6832 Old Dominion Drive, McLean, Virginia. The Bank also will acquire the leasehold improvements located at the site, will assume the obligations under the related lease, and will acquire approximately $9.24 million in mortgage loans from Eastern American's portfolio.

     In consideration of the assumption of the deposit and other liabilities, Eastern American will make a cash payment to the Bank equal to the total amount of the liabilities assumed, less the sum on the closing date of (i) the value of vault cash at the McLean Branch, (ii) the net book value of the leasehold improvements and the personal property located at the McLean Branch, (iii) the amount of the security deposit related to the lease of the McLean Branch,
(iv) the unpaid balance of the designated mortgage loans and certain overdraft protection loans, (v) certain proration items, and (vi) an amount equal to 5.6% of the balance of the deposits. If the transactions contemplated by the EAB Agreement had been completed on July 23, 1997, it is estimated that approximately $34 million in deposit liabilities would have been assumed by the Bank and the amount of the cash payment by Eastern American would have been approximately $23 million.

        The obligations of the parties to complete the transactions contemplated by the EAB Agreement are subject to the satisfaction of certain conditions, including receipt of the unconditional approval of all required regulatory authorities, the absence of litigation materially and adversely affecting the operation of the branch or the transactions contemplated by the agreement, the consent of the landlord to the assignment of the lease, the continued status of the Bank as "well capitalized" on a pro form basis after giving effect to the transaction and other conditions customary in transactions of this nature.

     The EAB Agreement provides that the transactions contemplated thereby will be completed no later than October 15, 1997, subject to extension until December 1, 1997 if necessary to obtain regulatory approval. The Company anticipates that it will raise sufficient additional capital to enhance and support the equity capital of the Bank in order to satisfy certain of the conditions set forth above.



                          PART II -- OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS.

           Not applicable.

ITEM 2.             CHANGES IN SECURITIES.

           (a)      Not applicable.

           (b)      Not applicable.

           (c)      Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

           Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                    (a) On June 6, 1997 the Registrant held its annual meeting of stockholders to (i) elect a board of eight directors to serve until the 1998 annual meeting of stockholders, (ii) consider and act upon a proposed amendment to the Registrant's certificate of incorporation, as amended, to increase the number of authorized shares of common stock from two million to five million shares, and
           (iii) transact such other business as may properly come before the meeting.

                    (b), (c) With respect to the election of directors, the voting was as follows:

                    Nominee                             For          Withheld
                    ---------------------------------------------------------

                    Joseph S. Bracewell                 814,505      23,326
                    George Contis, M.D.                 813,970      23,861
                    John R. Cope                        814,505      23,326
                    Bernard J. Cravath                  814,505      23,326
                    Neal R. Gross                       814,505      23,326
                    Joseph H. Koonz                     813,970      23,861
                    William S. McKee                    814,505      23,326
                    William C. Oldaker                  814,505      23,326

                    With respect to the proposed amendment to the Registrant's certificate of incorporation, as amended, to increase the number of authorized shares of common stock from two million to five million shares, the vote was as follows:

                                                                       Broker
                    For         Against             Abstain            Nonvote
                    ----------------------------------------------------------
                    826,156     11,552              123                 --


ITEM 5.    OTHER INFORMATION.

           Not Applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

          (a)      The following exhibits are filed with this report:

Exhibit
Number              Description of Exhibit
------------------------------------------
     11           -  Computation of Per Share Earnings

     27           -  Financial Data Schedule.

                  (b) No reports on Form 8-K were filed by the Company during the three months ended June 30, 1997.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CENTURY BANCSHARES, INC.

Date:  August __, 1997                 By:
                                       Joseph S. Bracewell
                                       President and Chief Executive
                                       Officer (for the registrant and as its
                                       principal financial officer)

