Form 10-Q
period 1997-09-30
CENTURY BANCSHARES INC
filed 1997-11-14
CIK 785813

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.

                                     OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM               TO
                                         -------------    ------------

                        COMMISSION FILE NUMBER: 0-16234

                            CENTURY BANCSHARES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                    52-1489098
(State or other jurisdiction of                     (I.R.S. Employer
       incorporation or                             identification No.)
         organization)

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

As of November 14, 1997, there were 2,207,991 shares of the registrant's Common Stock, par value $1.00 per share outstanding.

                            CENTURY BANCSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                               TABLE OF CONTENTS

                                                                 PAGE
                          PART I

Item 1.  Financial Statements . . . . . . . . . . . . . .           3

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations . . . . . . . . . . .          10

                         PART II

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . .          19

Item 2.  Changes in Securities and Use of Proceeds. . . .          19

Item 3.  Defaults Upon Senior Securities  . . . . . . . .          19

Item 4.  Submissions of Matters to a Vote of Security Holders      19

Item 5.  Other Information  . . . . . . . . . . . . . . .          19

Item 6.  Exhibits and Reports on Form 8K  . . . . . . . .          19

(a)      The following exhibits are filed with this report:

         EXHIBIT
         NUMBER               DESCRIPTION OF EXHIBIT
         -------              ----------------------

          11               Computation of Per Share Earnings

          27               Financial Data Schedule

(b) No Reports on Forms 8-K were filed by the Company during the three months ended September 30, 1997.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                    CENTURY BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       SEPTEMBER 30, 1997 (UNAUDITED) AND
                          DECEMBER 31, 1996 (AUDITED)

                                                                     September 30,       December 31,
                                                                          1997              1996
                                                                     ------------        ------------
ASSETS
Cash and due from banks                                                 5,458,178           8,363,911
Federal funds sold                                                      7,575,000          11,436,000
Interest bearing deposits in other banks                                7,568,936           6,823,077
Investment securities available-for-sale, at fair value                 9,722,577           6,414,011
Investment securities hold to maturity, at cost, fair value of
  $4,309,472 at September 30, 1997 and $959,389 at
  December 31, 1996                                                     4,310,129             958,245
Loans net of unearned income                                           79,449,927          70,676,356
Less - allowance for loan losses                                         (750,105)           (825,876)
                                                                     ------------        ------------
Loans, net                                                             78,699,822          69,850,480
                                                                     ============        ============

Leasehold improvements, furniture, and equipment, net                   1,521,051           1,558,247
Accrued interest receivable                                               630,730             509,567
Other real estate owned                                                    52,000                   -
Deposit premium                                                           247,608             275,072
Prepaid expenses                                                          208,099             157,228
Other assets                                                              950,338             840,171

                                                                     ------------        ------------
Total assets                                                          116,944,468         107,186,009
                                                                     ============        ============

LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
    Noninterest bearing                                                20,049,071          24,064,454
    Interest bearing                                                   73,785,213          66,920,756
                                                                     ------------        ------------
Total deposits                                                         93,834,284          90,985,210
                                                                     ============        ============

Other borrowings                                                        8,269,794           8,465,877
Other liabilities                                                       1,307,782             984,881
                                                                     ------------        ------------
Total liabilities                                                     103,411,860         100,435,968
                                                                     ============        ============

Shareholders' equity:
Common stock, $1 par value: 5,000,000 shares authorized;
  2,194,929 and 1,146,028 shares issued and outstanding
  at September 30, 1997 and December 31, 1996 respectively              2,194,929           1,146,028
Additional paid in capital                                             10,652,929           4,870,856
Retained earnings                                                         712,835             779,057
Unrealized loss on securities available-for-sale, net of
  tax effect                                                              (28,085)            (45,900)
                                                                     ------------        ------------
Total shareholders' equity                                             13,532,608           6,750,041
                                                                     ============        ============

                                                                     ------------        ------------
Total liabilities and shareholders' equity                            116,944,468         107,186,009
                                                                     ============        ============

See accompanying Condensed Notes to Consolidated  Financial Statements

                    CENTURY BANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 AND
           THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)

                                                 Three Months Ended                 Nine Months Ended
                                                    September 30,                       September 30,
                                             ---------------------------        ---------------------------
                                                1997             1996              1997             1996
                                             ----------       ----------        ----------       ----------
INTEREST INCOME:
   Interest and fees on loans                 1,949,522        1,745,559         5,406,434        5,130,672
   Interest on federal funds sold                90,162                0           173,650           13,057
   Interest on deposits in other banks          118,480           40,857           433,705           85,084
   Interest on investment securities            176,488          110,951           451,416          427,809
                                             ----------       ----------        ----------       ----------
Total interest income                         2,334,652        1,897,367         6,465,205        5,656,622
                                             ==========       ==========        ==========       ==========

INTEREST EXPENSE:
Interest on deposits:
   Certificates $100,000 and over               203,056          191,826           556,192          547,207
   Certificates under $100,000                  328,195          155,966           806,397          476,206
   NOW accounts                                  70,192           58,750           204,781          186,857
   Savings accounts                              13,926           13,357            42,322           42,942
   Money market accounts                        192,894          204,319           577,540          569,665
   Interest on other borrowings                 125,822           59,398           387,780          192,129
                                             ----------       ----------        ----------       ----------
Total interest expense                          934,085          683,616         2,575,012        2,015,006
                                             ==========       ==========        ==========       ==========

Net interest income                           1,400,567        1,213,751         3,890,193        3,641,616
Provision for loan loss                          43,800           63,000           116,200           63,000
                                             ----------       ----------        ----------       ----------
Net interest income after provision           1,356,767        1,150,751         3,773,993        3,578,616
                                             ==========       ==========        ==========       ==========

NONINTEREST INCOME:
   Service charges on deposit accounts          104,636           87,269           345,456          300,426
   Other operating income                       121,725           95,215           394,790          235,877
                                             ----------       ----------        ----------       ----------
Total noninterest income                        226,361          182,484           740,246          536,303
                                             ==========       ==========        ==========       ==========

NONINTEREST EXPENSES:
   Salaries and employee benefits               579,030          475,125         1,595,259        1,425,939
   Occupancy and equipment expense              164,373           53,792           459,331          295,875
   Depreciation and amortization                132,078          143,252           386,578          331,919
   Professional fees                            183,064           86,499           427,053          377,812
   Data processing                              125,302          121,018           378,421          338,481
   FDIC premiums                                  1,530              445             6,283           27,484
   Communications                                49,881           62,848           149,032          156,840
   Other real estate owned                            -           19,289                 -           19,289
   Other operating expenses                     160,621          239,624           456,529          534,818
                                             ----------       ----------        ----------       ----------
Total noninterest expenses                    1,395,879        1,201,892         3,858,486        3,508,457
                                             ==========       ==========        ==========       ==========

Income before income tax expense                187,249          131,343           655,753          606,462
Income tax expense                               78,022           51,955           258,406          233,926
                                             ----------       ----------        ----------       ----------
Net income                                      109,227           79,388           397,347          372,536
                                             ==========       ==========        ==========       ==========

Primary earnings per share                   $     0.08       $     0.06        $     0.30       $     0.30
                                             ==========       ==========        ==========       ==========

Primary weighted average shares
outstanding including common stock
equivalents                                   1,378,023        1,234,976         1,341,772        1,233,585
                                             ==========       ==========        ==========       ==========

Fully diluted earnings per share             $     0.08       $     0.06        $     0.29       $     0.30
                                             ==========       ==========        ==========       ==========

Fully diluted weighted average shares
outstanding including common stock
equivalents                                   1,429,991        1,235,258         1,391,360        1,233,867
                                             ==========       ==========        ==========       ==========

See accompanying Condensed Notes to Consolidated  Financial Statements

                    CENTURY BANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                                                             1997                1996
                                                                             ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Income                                                            397,347            372,536
        Adjustments to reconcile net income to net cash
        provided by operating activities:
               Depreciation and amortization                                  386,578            331,919
               Provision for loan losses                                      116,200             63,000
               Provision for losses on other real estate owned                      -             10,000
               (Increase) decrease in accrued interest receivable            (121,163)            22,269
               (Increase) in other assets and prepaid expenses               (161,038)          (408,230)
               Increase in other liabilities                                  322,901            166,307
                                                                          -----------        -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     940,825            557,801
                                                                          -----------        -----------

CASHFLOWS FROM INVESTING ACTIVITIES:
        Loan repayments (originations) and recoveries, net                 (9,017,542)        (3,024,082)
        (Increase) in interest bearing deposits in other banks               (745,859)        (3,200,296)
        Purchases of securities available for sale                         (4,040,018)                 -
        Purchases of securities held to maturity                          (10,570,606)                 -
        Payments and maturities of securities available for sale              749,302          6,454,766
        Payments and maturities of securities held to maturity              7,218,722                  -
        Purchase of leasehold improvements, furniture and equipment          (321,918)          (587,389)
                                                                          -----------        -----------
NET CASH (USED IN) INVESTING ACTIVITIES                                   (16,727,919)          (357,001)
                                                                          -----------        -----------

CASHFLOWS FROM FINANCING ACTIVITIES:
        Net increase in certificates of deposit                            10,323,464          2,503,591
        Net (decrease) in demand, savings and money markets                (7,474,390)        (9,255,894)
        Proceeds from issuance of common stock                              6,367,370             29,570
        Net (decrease) in short-term borrowings                              (121,083)        (3,214,572)
        Net increase (decrease) in long-term borrowings                       (75,000)         2,800,000
                                                                          -----------        -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         9,020,361         (7,137,305)
                                                                          -----------        -----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                            (6,766,733)        (6,936,505)
CASH AND EQUIVALENTS, BEGINNING OF YEAR                                    19,799,911         10,025,561
                                                                          -----------        -----------
CASH AND EQUIVALENTS, SEPTEMBER 30TH                                       13,033,178          3,089,056

SUPPLEMENTAL DISCLOSURES:
INTEREST PAID ON DEPOSITS AND BORROWINGS                                    2,500,647          2,011,141
INCOME TAXES PAID                                                             128,769            634,988
TRANSFERS OF LOANS TO OTHER REAL ESTATE                                        52,000                  -

See accompanying Condensed Notes to Consolidated Financial Statements

                    CENTURY BANCSHARES, INC. AND SUBSIDIARY
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          SEPTEMBER 30, 1997 AND 1996

  The unaudited consolidated financial statements as of and for the three and nine months ended September 30, 1997 and September 30, 1996 have not been audited but, in the opinion of management contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of such dates and for such periods. The unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto appearing in the 10-K. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1997 or any future periods. Certain prior period balances have been restated to conform with the current period.


(1) INVESTMENT SECURITIES

     Investment securities available-for-sale, and their contractual maturities, at September 30, 1997 are summarized as follows:

                                                                             Gross           Gross
                                                            Amortized      Unrealized      Unrealized         Fair
                                                              Cost           Gains           Losses          Value
                                                              ----           -----           ------          -----
Obligations of U.S. treasury,
 government agencies and
 corporations:
            Within one year                                 2,338,320           5,078              68       2,343,330
            After one, but within five years                5,288,451          18,381           5,048       5,301,784
            After ten years                                   800,723           1,360          15,508         786,575
                                                            ---------       ---------       ---------       ---------
                          Total                             8,427,494          24,819          20,624       8,431,689

Collateralized mortgage obligations:
            After ten years                                 1,338,291               -          47,403       1,290,888
                                                            ---------       ---------       ---------       ---------


                          Total investment securities
                            available-for-sale              9,765,785          24,819          68,027       9,722,577
                                                            =========       =========       =========       =========

     Investment securities held-to-maturity at September 30, 1997, are summarized as follows:

                                                                              Gross          Gross
                                                            Amortized       Unrealized      Unrealized       Fair
                                                              Cost            Gains          Losses          Value
                                                              ----            -----          ------          -----
Obligations of U.S. treasury,
 government agencies and
 corporations:
            After one, but within five years                1,359,182           6,914               -       1,366,096
            After five, but within ten years                  999,698                             948         998,750
            After ten years                                   845,135                           6,792         838,343
                                                            ---------       ---------       ---------       ---------
                          Total                             3,204,015           6,914           7,740       3,203,189

Municipal securities:
            Within one year                                   100,000               -               -         100,000
            After one, but within five years                   64,964             169                          65,133
                                                            ---------       ---------       ---------       ---------
                          Total                               164,964             169               -         165,133

Federal Reserve Bank stock                                    119,350               -               -         119,350
Federal Home Loan Bank stock                                  821,800               -               -         821,800
                                                            ---------       ---------       ---------       ---------


                          Total investment securities
                            held-to-maturity                4,310,129           7,083           7,740       4,309,472
                                                            =========       =========       =========       =========

(2)  STOCK OPTION PLANS

         Stock option transactions for the nine months ended September 30, 1997 and 1996 are summarized as follows:

                                          1997                     1996
                                -----------------------   ---------------------
                                              WEIGHTED-               WEIGHTED-
                                               AVERAGE                 AVERAGE
                                              EXERCISE                EXERCISE
FIXED OPTIONS                    SHARES        PRICE      SHARES        PRICE
                                --------    ----------   --------    ----------
OUTSTANDING AT BEGINNING
  OF YEAR                        155,733        3.81     159,863           3.32
GRANTED                           43,712        6.88      35,684           5.71
FORFEITED                         (3,744)       5.69     (10,731)          2.12
EXERCISED                        (12,969)       2.50      (8,199)          3.61
                                --------                 --------
OUTSTANDING, SEPTEMBER 30        182,732                 176,617           3.69
                                --------                 --------

EXERCISABLE, SEPTEMBER 30        149,363        4.21     155,770           3.50
                                ========                 ========



(3)  SUBSEQUENT EVENT

     On October 10, 1997 the Company completed the previously announced purchase and assumption of the deposits and certain other liabilities of the branch of Eastern American Bank, FSB ("Eastern American") located at 6832 Old Dominion Drive, McLean Virginia (the "McLean Branch"). As part of the transaction, the Company's wholly-owned subsidiary, Century National Bank (the "Bank") assumed approximately $27.8 million in deposits at the McLean Branch, and also assumed the obligations under the related lease and acquired approximately $9.0 million in mortgage loans from Eastern American's portfolio.

     The assumption of the deposits and other liabilities by the Bank was made pursuant to a Purchase and Asumption Agreement between the Bank and Eastern American dated July 24, 1997, as amended August 15, 1997 and October 10, 1997. In consideration of the assumption of the deposits and liabilities, Eastern American made a cash transfer to the Bank on the closing date of approximately $17.4 million, representing the total amount of the liabilities assumed, less the sum on the closing date of (i) the value of the vault cash at the McLean Branch, (ii) the net book value of the leasehold improvements and the personal property located at the McLean Branch, (iii) the amount of the security deposit related to the lease of the McLean Branch, (iv) the unpaid balance of the designated mortgage loans and certain overdraft protection loans, (v) certain proration items, and (vi) a deposit premium of approximately $1.5 million, equal to 5.6% of the balance of the deposits assumed as of the closing date, excluding deposits of affiliates of Eastern American and certain other types of deposits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Century Bancshares, Inc. (the "Company") is a registered bank holding company that derives substantially all of its revenues and income from the operation of Century National Bank (the "Bank"). The Bank is a full service bank that provides a broad line of financial products and services to small and medium sized businesses and consumers through its main office located at 1875 Eye Street, N.W., in Washington, D.C., and its branches located at 1275
Pennsylvania Avenue, N.W. in Washington, D.C., and 8251 Greensboro Drive in Tysons Corner, Virginia. The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements regarding future financial condition and results of operations and the Company's business operations. Such statements involve risks, uncertainties and assumptions, including, but not limited to, monetary policy and general economic conditions in the Washington, D.C. area, the actions of competitors and customers, the success of the Company in implementing its strategic plan, and the effects of regulatory restrictions imposed on banks and bank holding companies generally, as discussed in the Company's Form 10-K for the year ended 1996 as discussed under the caption "Risk Factors" in the Company's Registration Statement (Registration No. 333-34057), and in other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should these underlying assumptions prove incorrect, actual outcomes may vary materially from outcomes expected or anticipated by the Company.

NET INCOME

  For the three months ended September 30, 1997, the Company's net income was $109,000 ($.08 per common share) up $30,000 or 38% ($.02 per common share) from the $79,000 ($.06 per common share) earned during the same period in 1996.
This increase resulted from increases of $187,000 in net interest income and $44,000 in non-interest income, a decrease of $19,000 in the provision for loan losses partially offset by increases of $194,000 in non-interest expenses and $26,000 in tax expense.

  Net income was $397,000 ($.30 per common share) for the first nine months of 1997, compared with net income of $373,000 ($.30 per common share) for the first nine months of 1996, an increase of $24,000 or 6.4% (unchanged on a per common share basis). The increase in net income for the first nine months of 1997 compared with the same period in 1996 resulted from increases in net interest income and non-interest income of $248,000 and $204,000 respectively, partially offset by increases in the provision for loan loss, non-interest expenses and tax expense of $53,000, $350,000 and $25,000 respectively.

NET INTEREST INCOME

  Net interest income was $1,401,000 for the three months ended September 30, 1997, compared with net interest income of $1,214,000 for the three months ended September 30, 1996, an increase of $187,000 or 15.4%. The increase resulted from an increase in average earning assets of $18 million, or 21.7%, from $83 million to $101 million, partially offset by a decline in the net interest margin of 32 basis points, from 5.85% to 5.53%.

  Net interest income was $3,890,000 for the nine months ended September 30, 1997, compared with net interest income of $3,642,000 for the nine months ended September 30, 1996, an increase of $248,000 or 6.8%. This increase resulted from a $13 million increase in total interest earning assets which was partially offset by a decline in the net interest margin from 5.79% in 1996 to 5.36% in 1997.

  Both of these declines in the net interest margin resulted from an increase in the balance of certificates of deposit liabilities and fixed rate borrowings from the Federal Home Loan Bank of Atlanta ("FHLBA"), the proceeds of which were invested primarily in short-term investments as of September 30, 1997, pending anticipated redeployment into higher yielding loans and securities.

  The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a "volume change." It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change." The following tables set forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or incurred on such amounts, and the average rate earned or incurred for the nine months ended September 30, 1997 and 1996. The tables also set forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods.

                      AVERAGE BALANCES AND INTEREST RATES
                             (DOLLARS IN THOUSANDS)


                                                                       Nine Months Ended September 30,
                                                      --------------------------------------------------------------
                                                                  1997                             1996
                                                      --------------------------------------------------------------
                                                                Interest                         Interest
                                                      Average   Income/    Average    Average    Income/    Average
                                                      Balance   Expense      Rate     Balance    Expense      Rate
                                                      --------  --------- ---------  ---------  ----------  --------
INTEREST-EARNING ASSETS:
  Loans receivable, net(1)                              72,142    5,406    10.02%       70,454     5,131       9.70%
  Investment securities, taxable(2)                      9,216      415     6.02%       11,038       420       5.09%
  Investment securities, nontaxable(2)(3)                  165        6     4.86%          250         8       4.28%
  Federal Funds sold                                     4,111      174     5.66%          217        13       8.01%
  Interest-earning deposits with banks(3)               11,351      464     5.47%        2,070        85       5.49%
                                                      --------  -------              ---------  ----------

    Total interest earning assets(3)                    96,985    6,465     8.91%       84,029     5,657       9.00%
NONINTEREST-EARNING ASSETS:
  Cash and due from banks                                5,081                           4,039
  Other assets                                           3,490                           3,815
                                                      --------                       ---------
    Total noninterest-earning assets                     8,571                           7,854
                                                      --------                       ---------
Total assets                                           105,556                          91,883
                                                      ========                       =========


INTEREST BEARING LIABILITIES:
  Deposits:
    Interest-bearing demand (NOW) deposits              13,757      205     1.99%       12,632       187       1.97%
    Savings deposits                                     2,270       42     2.47%        2,244        43       2.55%
    Money market deposits                               21,240      578     3.64%       22,920       570       3.31%
    Time deposits                                       32,926    1,362     5.53%       24,849     1,023       5.48%
    Borrowings                                           7,738      388     6.70%        4,176       192       6.12%
                                                      --------                       ---------
Total interest-bearing liabilities                      77,931    2,575     4.42%       66,821     2,015       4.02%
NONINTEREST-BEARING LIABILITIES:
  Non-interest bearing deposits                         19,368                          17,342
  Other liabilities                                      1,083                             980
                                                      --------                       ---------
Total noninterest-bearing liabilities                   20,451                          18,322
                                                      --------                       ---------
Stockholders' equity                                     7,174                           6,740
                                                      --------                       ---------
  Total liabilities and stockholders' equity           105,556                          91,883
                                                      ========                       =========

Net interest income                                               3,890                            3,642
                                                                =======                          ========

Net interest margin(3)                                                      5.36%                              5.79%

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

3.  Average rates on a fully taxable equivalent basis are as follows:


     Investment securities, nontaxable                                      7.37%                              6.48%
     Total interest-earning assets                                          8.92%                              9.01%
     Net interest margin                                                    5.37%                              5.80%

NONINTEREST INCOME

  The Company's primary source of noninterest income is other operating income, primarily fees from Mastercard/Visa transactions. The remaining noninterest income is derived from service charges on deposit accounts, and wire transfer, collection, official check, and mortgage loan referral fees, as well as safe deposit box rentals. Also included in this category are certain other items of income, which are not elsewhere classified.

  Noninterest income for the third quarter of 1997 was $226,000, an increase of $44,000 or 24.2% compared with noninterest income of $182,000 for the same quarter of 1996. This increase results primarily from fees generated in connection with the Bank's Mastercard/Visa credit card program.

  Noninterest income for the first nine months of 1997 was $740,000, an increase of $204,000 or 38% compared with noninterest income of $536,000 for the first nine months of 1996. This increase results primarily from fees generated in connection with the Bank's Mastercard/Visa credit card program.

NONINTEREST EXPENSE

  The Company's noninterest expense has been consistently higher in relation to its asset size than the average for small community banks. The Company's strategy is to increase its asset size significantly so that its level of noninterest expense in relation to its assets is more in line with those of comparable institutions. To support an increased rate of asset growth, branch expansion and increased product and service offerings, the Company invested approximately $1 million to upgrade its telecommunications and computer systems during 1995 and 1996. In addition to these capital expenditures, the Company incurred consulting expenses associated with the installation, specialized programming and security aspects of the computer system. Additional staff were added for the two branches opened during 1997. As a result, the Company's noninterest expenses during such periods have increased in anticipation of a subsequent increase in total assets. No assurance may be given, however, that the anticipated asset growth or branch expansions will continue.

  Noninterest expense was $1,396,000 for the three months ended September 30, 1997, an increase of $194,000 or 16.1% compared with noninterest expense of $1,202,000 for the three months ended September 30, 1996. This increase resulted principally from costs of rent and staff associated with the Tysons Corner branch, which opened for business in April of 1997, as well as higher professional fees associated with the company's reporting requirements to the Securities and Exchange Commission.

  Noninterest expense was $3,858,000 for the first nine months of 1997, an increase of $350,000 or 10% compared with noninterest expense of $3,508,000 for the first nine months of 1996. This increase resulted principally from depreciation expenses associated with computer and telecommunications systems, as well as overhead costs associated with the Tysons Corner branch.

INCOME TAX EXPENSE

  Income tax expense increased approximately $26,000 to $78,000 for the third quarter of 1997 as compared to $52,000 for the same period of 1996. The effective tax rate did not change significantly for the third quarter of 1997 compared to the third quarter of 1996.

  Income tax expense increased approximately $25,000 to $258,000 for the first nine months of 1997 as compared to $234,000 for the same period of 1996. The effective rate did not change significantly for the first nine months of 1997 compared to the first nine months of 1996.

LOANS, ASSET QUALITY, PROVISION AND ALLOWANCE FOR LOAN LOSSES

  The loan portfolio is the largest category of the Company's earning assets. Net loans increased 13.7% from $69.9 million as of December 31, 1996, to $79.5 million as of September 30, 1997. This increase is primarily attributable to a $6.9 million increase in commercial loans and $1.5 million increase in consumer installment loans.

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

  Management actively monitors the Company's asset quality in a continuing effort to charge-off loans against the allowance for loan losses when appropriate and to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if actual economic conditions and other assumptions differ from those used in making the initial determinations. As of September 30, 1997, the allowance for loan losses amounted to $750,000 (or .94% of total loans). The allowance for loan losses as a percentage of nonperforming loans was 431% at September 30, 1997, compared to 257% at December 31, 1996.

  Provisions for loan losses are charged to income to bring the total allowance for loan losses to a level deemed appropriate by management, based on the factors identified above. The provision for loan losses during the third quarter of 1997 was $44,000, representing a decrease of $19,000 compared to the third quarter of 1996.

  The provision for loan losses during the first nine months of 1997 was $116,000, compared to $63,000 during the first nine months of 1996. The increase reflects a higher level of losses in the Company's consumer loan and credit card loan portfolios, consistent with national trends, and the absence of a provision during the first six months of 1996.

  Set forth below is an analysis of the allowance for loan losses for the nine months ended September 30, 1997 and 1996:

NON-PERFORMING ASSETS

  Non-performing assets decreased 46% from $322,000 as of December 31, 1996, to $174,000 as of September 30, 1997. The decrease is primarily the result of a $150,000 reduction in non-accrual loans.

                           ALLOWANCE FOR LOAN LOSSES
                             (DOLLARS IN THOUSANDS)

                                                    Nine Months Ended
                                                      September 30,
                                                   --------------------
                                                    1997          1996
                                                   ------        ------
Average loans outstanding                          72,928        71,243
                                                   ======        ======

Loans outstanding at period-end                    79,541        72,265
                                                   ======        ======

  Total Nonperforming loans                           174           997
                                                   ======        ======
Beginning balance of allowance                        826           740
Loans charged-off:
  1-4 family residential mortgage                       0             -
  Home equity loans                                   100             -
  Multifamily residential                              29             -
  Commercial loans                                     24           122
  Installment and Credit card loans                   189            99
                                                   ------        ------
Total loans charged off                               342           221
Recoveries of previous charge-offs:
  1-4 family residential mortgage                       -            37
  Commercial loans                                    133           108
  Installment and Credit card loans                    17            11
                                                   ------        ------
Total recoveries                                      150           156

                                                   ------        ------
Net loans charged-off                                 192            65

Provision for loan losses                             116            63
                                                   ------        ------

Balance at end of period                              750           738
                                                   ======        ======

Net charge-offs to average loans, annualized         0.35%         0.12%

Allowance as % of total loans                        0.94%         1.02%

Nonperforming as % of total loans                    0.22%         1.63%

Allowance as % of Nonperforming                    431.03%        63.00%




INVESTMENT ACTIVITIES

  The Company generally classified as "available-for-sale" those securities which are held for primary or secondary liquidity purposes, and as "held-to-maturity" those securities which are less readily marketable and/or held primarily for interest income and/or rate sensitivity management purposes. Beginning in 1997, the Company has elected to invest in a variety of U.S. Treasury, government agencies and corporate and mortgage-backed securities only for yield and not for liquidity, so new investments in those securities have been classified as "held-to-maturity," which represents a change from prior years when such investments were classified as "available-for-sale." The increase in the Company's portfolio of securities "held-to-maturity" from $958,000 as of December 31, 1996, to $4,310,000 as of September 30, 1997 is a
reflection of this election.

  The Company's investment portfolio of $14,033,000 as of September 30, 1997, consisted primarily of U.S. Treasury and government agency obligations and mortgage-backed securities. This represented an increase of $6,660,000 or 90.4% compared to the investment portfolio as of December 31, 1996, resulting from an increase in deposits during the first nine months of 1997.

DEPOSIT ACTIVITIES

  The Company's average balance of total deposits was $89,561,000 for the nine months ended September 30, 1997, an increase of $9,574,000 or 12% compared with the average balance of total deposits of $79,987,000 for the nine months ended September 30, 1996. Deposits are attracted through the offering of a broad variety of deposit instruments. To stimulate deposit growth in 1997, the Company introduced a One-Year No Penalty certificate of deposit, designed to attract local commercial and consumer deposits in amounts of $5,000 or more.

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

  Asset liquidity is provided by cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future. The asset liquidity of the Bank is maintained in the form of vault cash, demand deposits with commercial banks, federal funds sold, interest bearing deposits with other financial institutions, short-term investment securities, other investment securities available-for-sale, and short-term loans. The Company has defined "cash and cash equivalents" as those amounts included in cash and due from banks and federal funds sold. As of September 30, 1997, the Bank had cash and cash equivalents of $13,033,000, a decrease of $6,767,000 compared to December 31, 1996, which was primarily attributable to the purchase of investment securities.

  As of September 30, 1997, $17,588,000 or 60.3% of the Company's total investment portfolio, including federal funds sold and interest bearing deposits held with other financial institutions, was scheduled to mature within one year. Another $6,726,000 (23.1% of total portfolio) in U.S. Government, agency and municipal securities will mature within five years. Maturing in over five years is $3,922,000 (13.5% of total portfolio) in U.S. government, agency and collateralized mortgage obligations. The Bank's required stock investment in the FHLBA and the Federal Reserve Bank of Richmond totals $941,000.

  Liability liquidity is provided by access to core funding sources, principally various customers' deposit accounts in the Company's market area. As a member of the FHLBA, the Bank is authorized to borrow up to $13,300,000 secured by a blanket pledge of its portfolio of 1-to-4-family residential mortgage loans. The Bank also has approved lines of credit from larger correspondent banks to borrow excess reserves on an overnight basis (known as "federal funds purchased") in the amount of $1,000,000 and to borrow on a secured basis ("repurchase agreements") in the amount of $5,000,000. As of September 30, 1997, the Bank had no federal funds purchased or repurchase agreements, and was utilizing $7,675,000 of its available FHLBA borrowings in the form of fixed-rate term credit advances with an average cost of 6.73%. The Company utilizes fixed rate term credit advances from the FHLBA to fund fixed rate real estate loans of comparable terms and maturities.

  The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash flow provided by operating activities was $941,000 and $558,000 for the nine months ended September 30, 1997 and 1996, respectively. The increase is primarily due to the changes in other liabilities and other assets and prepaid expenses.

  Net cash used in investing activities was $16.7 million and $357,000 for the nine months ended September 30, 1997 and 1996, respectively. The increase can be primarily attributable to increases in net loan originations and the purchases in excess of paydowns and maturities of investments.

  Net cash provided by (used in) financing activities was $9.0 million and ($7.1) million for the nine months ended September 30, 1997 and 1996, respectively. The increase is primarily due to the increase in certificates of deposit and the proceeds from the issuance of common stock.

CAPITAL RESOURCES

  Total stockholders' equity as of September 30, 1997 was $13,533,000, an increase of $6,783,000 or approximately 101% compared with stockholders' equity of $6,750,000 as of December 31, 1996. This increase was attributable to the proceeds from the Company's issuance of 977,000 shares of common stock in a public offering completed on September 26, 1997, from which the company received net proceeds of approximately $6,330,000 and net income for the nine months ended September 30, 1997 of $397,000

  As of September 30, 1997, there were no regulatory capital requirements applicable to the Company, because it has total consolidated assets of less than $150 million. The Bank, however, is required to comply with capital standards promulgated by the OCC. The OCC has established certain minimum risk-based capital standards that apply to national banks. The Bank's risk-based capital ratios remain above the levels designated as "Well Capitalized" on September 30, 1997, with Tier-1 Capital, Total Risk-Based Capital and Leverage Capital Ratios of 11.73%, 12.61% and 9.14%, respectively, compared to 9.15%, 10.29% and 6.44%, respectively at December 31, 1996.

DEPOSIT TRANSACTION

 On October 10, 1997 the Company completed the previously announced purchase and assumption of the deposits and certain other liabilities of the branch of Eastern American Bank, FSB ("Eastern American") located at 6832 Old Dominion Drive, McLean Virginia (the "McLean Branch"). As part of the transaction, the Companys wholly-owned subsidiary, Century National Bank (the "Bank") assumed approximately $27.8 million in deposits at the McLean Branch, and also assumed the obligations under the related lease and acquired approximately $9.0 million in mortgage loans from Eastern Americans portfolio.

 The assumption of the deposits and other liabilities by the Bank was made pursuant to a Purchase and Asumption Agreement between the Bank and Eastern American dated July 24, 1997, as amended August 15, 1997 and October 10, 1997. In consideration of the assumption of the deposits and liabilities, Eastern American made a cash transfer to the Bank on the closing date of approximately $17.4 million, representing the total amount of the liabilities assumed, less the sum on the closing date of (i) the value of the vault cash at the McLean Branch, (ii) the net book value of the leasehold improvements and the personal property located at the McLean Branch, (iii) the amount of the security deposit related to the lease of the McLean Branch, (iv) the unpaid balance of the designated mortgage loans and certain overdraft protection loans, (v) certain proration items, and (vi) a deposit premium of approximately $1.5 million, equal to 5.6% of the balance of the deposits assumed as of the closing date, excluding deposits of affiliates of Eastern American and certain other types of deposits.

                         PART II -- OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

         Not applicable.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a)     Not applicable.

         (b)     Not applicable.

         (c)     Not applicable.

         (d)     Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.    OTHER INFORMATION.

         Not Applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     The following exhibits are filed with this report:

         EXHIBIT
         NUMBER                   DESCRIPTION OF EXHIBIT
--------------------------------------------------------
         11               -  Computation of Per Share Earnings
         27               -  Financial Data Schedule.

                          (b) No reports on Form 8-K were filed by the Company during the three months ended September 30, 1997.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CENTURY BANCSHARES, INC.


Date:  November 14, 1997               By:
                                       Joseph S. Bracewell
                                       President and Chief Executive Officer
                                       (for the registrant and as its
                                        principal financial officer)