Form 10-K
period 1997-12-31
CENTURY BANCSHARES INC
filed 1998-03-27
CIK 785813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
      (Mark One)
         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                   For The Fiscal Year Ended December 31, 1997
                                     OR
         [ ]      TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from _______ to _______

                         Commission File Number 0-16234

                            CENTURY BANCSHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       52-1489098
        ------------                                 ----------------
 (State or other jurisdiction                       (I.R.S. Employer
  of incorporation or organization)                Identification No.)


  1275 Pennsylvania Avenue, N.W. Washington, D.C.           20004
  ----------------------------------------------            -----
  (Address of principal executive offices)              (Zip Code)

                                 (202) 496-4100
                                 ---------------
              (Registrant's Telephone Number, Including Area Code)

           Securities Registered Pursuant To Section 12(b) of the Act:

  Title of Each Class                Name of each exchange on which registered
  -------------------                -----------------------------------------
        None                                        None

           Securities Registered Pursuant To Section 12(g) of the Act:

                               Title of Each Class
                          Common Stock, $1.00 par value


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

         As of March 24, 1998, the number of shares of common stock outstanding was 2,223,716. As of such date, the aggregate market value of voting stock held by nonaffiliates, based upon recent "bid" and "ask" prices for the Company's Common Stock was approximately $18,593,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive annual proxy statement to be filed within 120 days of the Registrant's fiscal year ended December 31, 1997 are incorporated by reference into Part III.

                            CENTURY BANCSHARES, INC.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS


                                                                                                        Page


                                    PART I

Item 1.           Business                                                                                1
Item 2.           Properties                                                                              7
Item 3.           Legal Proceedings                                                                       7
Item 4.           Submission of Matters to a Vote of Security Holders                                     7


                                    PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters                   8
Item 6.           Selected Financial Data                                                                 8
Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                               10
Item 8.           Financial Statements and Supplementary Data                                             27
Item 9.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                                                54


                                    PART III

Item 10.          Directors and Executive Officers of the Registrant                                      54
Item 11.          Executive Compensation                                                                  54
Item 12.          Security Ownership of Certain Beneficial Owners and Management                          54
Item 13.          Certain Relationships and Related Transactions                                          54


                                    PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K                        54


                                     PART I

ITEM 1.           BUSINESS.

                                    OVERVIEW

         Century Bancshares, Inc., a Delaware corporation ("Company"), and a registered bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA"), was incorporated and organized in 1985. The Company began active operations in 1986 with the acquisition of its subsidiary, Century National Bank ("Bank"), a full service bank which opened for business in 1982. The Bank provides a broad line of financial products and services to small and medium sized businesses and consumers, through its main office located at 1875 Eye Street, N.W., Washington, D.C., a branch office located at 1275 Pennsylvania Avenue, N.W., and two offices in Northern Virginia at 8251 Greensboro Drive and 6832 Old Dominion Drive, McLean, Virginia. Lending services are concentrated in professional, service, and commercial business sectors located in the metropolitan Washington, D.C. area. Effective January 5, 1998, the Company established a full service branch at 4625 Wisconsin Avenue, Bethesda, Maryland. The Company's principal executive offices are located at 1275 Pennsylvania Avenue, N.W., Washington, D.C. 20004, and its phone number at that address is
(202) 496-4100.

         The Company derives substantially all of its revenues and income from the operation of the Bank, which provides a full range of commercial and consumer banking services to small and middle market businesses and individuals in the Washington, D.C. metropolitan area. As of December 31, 1997, the Company had total assets of $152.6 million, total loans of $94.2 million, total deposits of $129.6 million, and total stockholders' equity of $13.5 million. At December 31, 1997, the Company had approximately 272 holders of record of the Company's common stock, par value $1.00 per share ("Common Stock").

                               COMPANY OPERATIONS

         GENERAL. The Company holds deposits for individuals, businesses, and other organizations, and provides certain services related thereto for the convenience of its depositors. In most cases, the Company pays interest on funds which it holds on deposit for customers, and it also charges fees for certain services that it provides. The interest expense paid on deposits, and the noninterest income earned from service charges, are primarily related to the volume of deposits handled by the Company. The Company's primary source of revenue is the interest income and fees which it earns by lending and investing the funds which are held on deposit. Because loans generally earn higher rates of interest than investments, the Company seeks to employ as much of its deposit funds as possible in the form of loans to individuals, businesses and other organizations. In the interest of liquidity, however, a portion of the Company's deposits are maintained in cash, government securities, deposits with other financial institutions, and overnight loans of excess reserves (known as "federal funds sold") to large correspondent banks. The revenue which the Company earns (prior to deducting its overhead expenses) is essentially a function of the amount of the Company's loans and deposits, as well as the profit margin and fee income which can be generated thereon.

         The operating income and net income of the Company will depend to a great extent on "rate differentials," the difference between the income received from loans, investments and other assets and the interest paid on deposits and other liabilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." These rates are highly sensitive to many factors which are beyond the control of the Company, including general economic conditions such as inflation, recession and unemployment, the supply and demand for investable funds, interest rates and international economic conditions, as well as economic conditions affecting the Washington, D.C. metropolitan area. Consequently, the Company's success is dependent to a significant extent upon general economic conditions in the metropolitan Washington, D.C. area, which is dependent, among other things, on its ability to attract new business to the area, spending on government agencies and tourism. An economic downturn in the geographic markets served by the Company could adversely affect its ability to attract and retain deposits and to collect loans, the value of any collateral securing such loans, and the financial condition and results of operations of the Company.

         MEASURES OF PERFORMANCE. The principal measures of the performance of banking institutions are return on average equity and return on average assets. Return on average equity ("ROE") is determined by dividing annual net income by average stockholders' equity and indicates the effectiveness of an institution in generating net income from the capital invested by its stockholders. For the year ended December 31, 1997, the Company's ROE was 3.83%. Return on average assets ("ROA") measures net income in relation to total average assets and generally indicates an institution's ability to use its assets profitably. For the year ended December 31, 1997, the Company's ROA was 0.29%.

         GROWTH OF OPERATIONS. The Company's current strategic plan is directed toward the enhancement of its franchise value and operating profitability through a significant increase in its asset size, the development of new commercial accounts and loans, and expansion into the nearby Maryland and Virginia markets. The Company plans to acquire or establish banking offices in high-density commercial districts, and may in some cases open a temporary loan production office ("LPO") prior to establishing a full service branch. The Company acquired its first branch office in downtown Washington in 1994 and in 1996 established an LPO in Tysons Corner, Virginia, which was replaced by a full service branch in April 1997. Also, in October 1997, the Company purchased a full-service branch in McLean, Virginia, from Eastern American Bank, FSB ("Eastern American"). In June 1997, the Company established an LPO in Bethesda, Maryland, which was replaced by a full service branch on January 5, 1998.

         The establishment of full service branches in McLean, Virginia and Bethesda, Maryland in April 1997 and January 1998, respectively, and the establishment of a full service branch in McLean, Virginia by means of the purchase and assumption of the deposits and certain other liabilities of the branch of Eastern American in October 1997, has significantly affected the Company's results of operations during 1996 and 1997. The effects of these transactions should be considered when reviewing the financial information contained in this report.

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

         Additionally, there can be no assurance that the Company will be successful in implementing any of the future plans described herein or that, even if implemented, such actions will produce the desired financial results. The foregoing strategy should be taken into account however when considering the more specific discussion of the Company's financial performance set forth herein.

                                   COMPETITION

         The Company is subject to vigorous competition in all aspects and areas of its business from banks and other financial institutions, including savings and loan associations, savings banks, finance companies, credit unions and other providers of financial services, such as mutual funds, brokerage firms, consumer finance companies and insurance companies. The Company also competes with non-financial institutions that maintain their own credit programs and governmental agencies that make available low cost or guaranteed loans to certain borrowers. The principal methods of competition include interest rates paid on deposits and charged on loans and the availability of other banking products and services. The Company competes in its market area with a number of much larger financial institutions that have substantially greater resources, including larger lending limits, larger branch systems and a wider array of commercial banking services. The Company believes that it has been able to compete effectively with other financial institutions by emphasizing customer services, establishing long-term customer relationships and building customer loyalty, and by providing products and services designed to address the specific needs of its customers.

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

         FDICIA requires the OCC to take "prompt corrective action" with respect to any national bank which does not meet specified minimum capital requirements. The applicable regulations establish five capital levels, ranging from "well capitalized" to "critically undercapitalized," which require or permit the OCC to take supervisory action. Under these regulations, a national bank is considered well capitalized if it has a total risk-based capital ratio of 10.0% or greater, a Tier I risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and it is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. A national bank is considered adequately capitalized if it has a total risk-based capital ratio of 8.0% or greater, a Tier I risk-based capital ratio and leverage capital ratio of 4.0% or greater (or a leverage ratio of 3.0% or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), and the institution does not meet the definition of an undercapitalized institution. A national bank is considered undercapitalized if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0%, or a leverage ratio that is less than 4.0%. A significantly undercapitalized institution is one which has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0%. A critically undercapitalized institution is one which has a ratio of tangible equity to total assets that is equal to or less than 2.0%. As of December 31, 1997, the Bank was classified as "well-capitalized."

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

         RECENT REGULATORY DEVELOPMENTS. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Banking Act") authorizes the Federal Reserve Board to permit adequately capitalized and adequately managed bank holding companies to acquire all or substantially all of the assets of an out-of-state bank after September 29, 1995, subject to deposit concentration limits, state law limits on the time period a target bank must be in existence and consideration of the acquiring bank's compliance with Federal and state community reinvestment laws. Thus, nationwide interstate banking became effective on September 29, 1995. The Interstate Banking Act also authorizes banking subsidiaries of bank holding companies to act as agent for depository institution affiliates in other states when receiving deposits, renewing time deposits, closing loans, servicing loans, or receiving payments on loans and other obligations; and the Interstate Banking Act expressly states that banks acting in an agency capacity are not branches. With respect to interstate branching by multi-state bank holding companies, states have two options - for the period from September 29, 1994 through June 1, 1997, states may enact legislation that either prohibits interstate merger transactions involving out-of-state banks ("opt-out") or permits interstate merger transactions prior to June 1, 1997 ("opt-in"), so long as the law applies equally to all out-of-state banks. The Interstate Banking Act also contained provisions addressing branch retention in interstate merger transactions and de novo branching by out-of-state banks. Maryland, Virginia, and the District of Columbia have each adopted "opt-in" provisions permitting de novo branching prior to June 1, 1997.

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

         On September 30, 1996, President Clinton signed the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Growth Act"), which contained a comprehensive approach to recapitalize the FDIC's Savings Association Insurance Fund and to assure payment of the Financing Corporation ("FICO") obligations. Most of the Bank's deposits are insured by the FDIC's Bank Insurance Fund ("BIF"). Under the Growth Act, banks insured under the BIF are required to pay a portion of the interest due on bonds that were issued by FICO to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. The amount of FICO debt service to be paid by all BIF-insured institutions is approximately $320,343,000 per year from 1997 through the year 1999 when the obligation of BIF-insured institutions increases to approximately $598,500,000 per year through the year 2019. The Bank's FICO assessment was $2 thousand per year for 1997 and 1996. The Growth Act also contained provisions protecting banks from liability for environmental clean-up costs; prohibiting credit unions sponsored by Farm Credit System banks; easing application requirements for most bank holding companies when they acquire a thrift or a permissible nonbank operation; easing Fair Credit Reporting Act restrictions between bank holding company affiliates; and reducing regulatory burden under the Real Estate Settlement Procedures Act, the Truth-in-Savings Act, the Truth-in-Lending Act, and the Home Mortgage Disclosure Act.

         In 1994, the Bank acquired the deposits of a savings and loan branch. These so-called "Oakar deposits" are insured under the FDIC's Savings Association Insurance Fund ("SAIF"). Pursuant to a rule promulgated by the FDIC on October 8, 1996, all institutions holding SAIF insured deposits were charged a one-time special assessment of 65.7 cents per $100 of SAIF insured deposits on November 27, 1996. The FDIC has also promulgated a final rule regarding the amount of premiums payable as of January 1, 1997 by institutions holding SAIF-insured deposits. The Company's 1997 assessment was $2,000. Under the proposed rule, which is subject to final comments and could change, institutions will be assessed with respect to SAIF-insured deposits anywhere from zero for most safe and sound institutions to 27 cents per $100 of deposits for the least safe and sound institutions. See Note 6 of the Notes to Consolidated Financial Statements for additional disclosure.

         Various bills which would affect the operations of commercial banks and other financial institutions are introduced periodically in Congress. In early March 1998, a compromise was announced regarding conflicting legislation currently pending in the House of Representatives for the modernization of the financial services industry. However, the likelihood of passage of any such legislation, its final form, manner of implementation or impact on the Company and the Bank is unknown.

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

                                    EMPLOYEES

         At December 31, 1997, the Company employed 49 employees, including its four branches, one LPO and its operations staff.

ITEM 2.           PROPERTIES.

         The Company's principal executive offices and all of its banking offices are leased under agreements expiring at various dates, including renewal options, through 2012. The Company's principal executive offices, which are located in the District of Columbia at 1275 Pennsylvania Avenue, N.W., also serve as a branch location of the Bank. The premises at 1275 Pennsylvania Avenue consist of 2,750 square feet which are under lease through 2004, with one additional five-year renewal option. The lease for the Company's main office, located in the District at 1875 Eye Street, N.W., extends through 2002, with two additional five-year renewal options. The lease for the main office includes 3,895 square feet of lobby space, 5,286 square feet of Metro-level basement space and space for an Automatic Teller Machine ("ATM") in the adjacent International Square food court. The Company's branch office in Tysons Corner is located at 8251 Greensboro Drive, McLean, Virginia and consists of 1,801 square feet of space held under lease through March 31, 1999. The Company is currently negotiating with the landlord to extend the lease term for an additional seven years on the terms and conditions similar to the existing lease arrangement. See
Note 11 of Notes to Consolidated Financial Statements for additional information concerning the Company's commitments under its lease agreements.

         In connection with an acquisition with Eastern American in the fourth quarter of 1997 (see Note 15 of Notes to Consolidated Financial Statements for additional information) , the Bank assumed Eastern American's lease for the branch location at 6832 Old Dominion Drive, McLean, Virginia. The branch premises consist of 2,077 square feet which are under lease through September 30, 2003, with one additional five-year renewal option.

         In 1997, the Company established a LPO in Bethesda, Maryland, which was closed in January 1998, in connection with the establishment of a branch location at 7625 Wisconsin Avenue, Bethesda, Maryland. The branch location is in the vicinity of Wisconsin Avenue and Old Georgetown Road. The branch premises consist of 2,022 square feet leased through January 2008.


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


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders of the Company during the quarter ended December 31, 1997.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.

         The Company's Common Stock currently trades on the Nasdaq SmallCap Market under the symbol "CTRY." Continued inclusion of the Common Stock for quotation on the Nasdaq SmallCap Market requires that the Company satisfy a minimum tangible net worth or net income standard, and that the Common Stock satisfy minimum standards as to public float, bid price and market makers. There can be no assurance, however, that an active public market can be sustained. As of March 24, 1998, there were 273 holders of record of Common Stock.

         Prior to a common stock offering in the fourth quarter of 1997 (see Notes 8 and 13 to the Consolidated Financial Statements for additional information), the Company's Common Stock was quoted in the "pink sheets" of the National Association of Securities Dealers, Inc. (which set forth the most recent "bid" and "ask" prices), with only limited and sporadic quotations available for shares of the Common Stock in the Washington D.C. area, after which the Common Stock began trading on the Nasdaq SmallCap Market. Based on information available to the Company from a limited number of sellers and purchasers of Common Stock prior to the 1997 offering, transactions in shares of Common Stock from January 1, 1997 through September 23, 1997, took place at prices ranging from a low of $6.25 to a high of $8.50, with a range from $5.50 to $8.00 during 1996. From the inception of trading in the Nasdaq SmallCap Market on September 23, 1997 (conclusion of 1997 stock offering) through December 31, 1997, the high and low bid prices for the Common Stock ranged from $8.125 to $10.75. Price information for transactions in the "Pink sheets" and in the Nasdaq SmallCap Market reflects inter-dealer prices, exclusive of retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         The Company has not paid cash dividends on its shares of Common Stock to date and has no present intention to do so in the foreseeable future. The declaration and payment of future cash dividends will depend on, among other things, the Company's earnings, the general economic and regulatory climate, the Company's liquidity and capital requirements, and other factors deemed relevant by the Company's Board of Directors. The Company's ability to pay dividends depends mostly upon the dividends received from the Bank. Dividends from the Bank to the Company are restricted to the extent that no portion of the Bank's capital stock or capital surplus may be withdrawn for the payment of dividends. In addition, no dividends may be paid by the bank in an amount greater than the net retained profits then on hand, less certain deductions for bad debts. Approval by the OCC is required prior to the payment of dividends by the Bank if the total of all dividends, including the proposed dividend, declared in any given calendar year exceeds the Bank's net profits for that year combined with its retained net profits for the preceding two years. Under the Federal Deposit Insurance Act, an insured bank is prohibited from paying dividends on its capital stock while in default on payment of any assessment due to the FDIC, except in those cases where the amount of the assessment is in dispute and the insured bank has deposited satisfactory security. The Bank has timely paid all such notices of assessment. In addition, banks are prohibited from paying dividends if such dividends would cause them to be less than "adequately capitalized," as defined by the Federal banking agencies.

         Given the foregoing restrictions, and the Company's present intention to accumulate retained earnings to support the Company's future growth, it is unlikely that the Company will pay cash dividends with respect to the Common Stock for the foreseeable future. The Company has declared stock dividends from time to time in the past, but has not adopted a policy with respect to future stock dividends. The most recent stock dividend declared by the Company was a 5% stock dividend declared on April 22, 1997, payable on May 23, 1997, to holders of record of shares of Common Stock as of May 7, 1997. The declaration of future stock dividends is at the discretion of the Board of Directors.

ITEM 6.           SELECTED FINANCIAL DATA.

         The following table sets forth selected consolidated financial data for the Company for each of the five years in the period ended December 31, 1997. The selected data for these years have been derived from the Company's audited Consolidated Financial Statements and should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. The Consolidated Statements of Financial Condition as of December 31, 1997 and 1996, and the Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for each of the years in the three year period ended December 31, 1997 and the report thereon of KPMG Peat Marwick LLP are included elsewhere in this report.
                                       -8-



                                    SELECTED CONSOLIDATED FINANCIAL INFORMATION
                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        1997          1996          1995          1994          1993
                                                    ------------- ------------- ------------- ------------- -------------

INCOME STATEMENT DATA
Interest income                                          $9,209        $7,690        $7,079        $5,712        $5,455
Interest expense                                          3,765         2,776         2,562         1,902         1,987
                                                    ------------- ------------- ------------- ------------- -------------
 Net interest income                                      5,444         4,914         4,517         3,810         3,468
Provision for loan losses                                   336           160            26            19           310
                                                    ------------- ------------- ------------- ------------- -------------
 Net interest income after provision for loan losses      5,108         4,754         4,491         3,791         3,158

Noninterest income                                          922           720           590           555           572
Noninterest expense                                       5,460         4,920         4,157         3,381         3,071
                                                    ------------- ------------- ------------- ------------- -------------
Income before taxes                                         570           554           924           965           659
Income taxes                                                234           275           311           374           240
                                                    ------------- ------------- ------------- ------------- -------------
NET INCOME                                                 $336          $279          $613          $591          $419

COMMON SHARE DATA (1)
Net income--basic                                         $0.23         $0.24         $0.57         $0.58         $0.41
Net income--diluted                                        0.21          0.22          0.55          0.55          0.41
Book value (2)                                             6.13          5.61          5.42          4.48          4.48

Common shares outstanding--end of period              2,209,229     1,203,329     1,175,234       971,146       969,023
Weighted-average common shares                        1,477,435     1,185,133       996,819       969,161       922,105
Diluted weighted-average common shares                1,600,417     1,256,437     1,048,438     1,007,242       968,210

BALANCE SHEET DATA
Total assets                                           $152,640      $107,186      $101,730       $90,175       $86,332
Investments (3)                                          46,632        25,631        21,690        22,654        25,902
Total loans (4)                                          94,171        70,676        69,204        60,663        56,644
Allowance for loan losses                                   887           826           740           740           730
Total deposits                                          129,605        90,985        90,539        82,081        79,982
Long-term debt                                            6,511         6,850            --            --           207
Preferred equity (5)                                         --            --            --           460           468
Common equity (6)                                        13,536         6,750         6,365         4,350         4,336
Total stockholders' equity                               13,536         6,750         6,365         4,810         4,804

PERFORMANCE DATA
Return on average total assets                             0.29%         0.27%         0.68%         0.71%         0.56%
Return on average total equity                             3.83          4.20         11.49         12.38          9.84
Net interest margin                                        5.17          5.74          5.42          4.90          4.55
Loans to deposits                                          72.7          77.7          76.4          73.9          70.8

ASSET QUALITY RATIOS
Nonperforming assets to total assets                       0.49%         0.30%         0.49%         0.70%         0.37%
Nonperforming loans to total loans                         0.74          0.46          0.45          1.04          0.57
Net loan charge-offs to average loans                      0.36          0.10          0.04          0.02          0.59
Allowance for loan losses to total loans                   0.94          1.17          1.07          1.22          1.29
Allowance to nonperforming loans                            127           257           240           118           227

CAPITAL RATIOS
Tier I risk based capital                                 12.27%         8.99%         9.22%        10.12%        10.22%
Total risk based capital                                  13.19         10.13         10.34         11.37         11.48
Tier I leverage                                            8.83          6.35          6.80          5.74          5.24


[FN]
Notes:
(1) All common share data has been adjusted for five percent Common Stock dividends declared to stockholders of record as of July 31, 1993, March 31, 1994, March 31, 1995, and May 7, 1997, and for a seven percent Common Stock dividend declared to stockholders of record as of March 31, 1996.
(2) Book value per common share is based on common equity (see footnote (6) below) divided by the number of common shares outstanding.
(3) Investments include federal funds sold and interest-bearing deposits in other financial institutions.
(4)  Net of unearned income.
(5) Preferred equity is calculated based on liquidation value of $7.50 per share of Preferred Stock. All shares of Preferred Stock outstanding as of October 17, 1995 were redeemed by the Company on December 10, 1995.
(6)  Common equity is total stockholders' equity less preferred equity.

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

                                     GENERAL

         The Company derives substantially all of its revenues and income from the operation of the Bank, which provides a full range of commercial and consumer banking services to individuals, small and middle market businesses, and other organizations in the Washington, D.C. metropolitan area. As of December 31, 1997, the Company had total assets of $152.6 million, total loans of $94.2 million, total deposits of $129.6 million, and total stockholders' equity of $13.5 million. The Company had net income of $336,000 for the year ended December 31, 1997, resulting in a return on equity of 3.83% and a return on assets of 0.29%.

         The Company's current strategic plan is directed toward the enhancement of its franchise value and operating profitability through a significant increase in its asset size, the development of new commercial accounts and loans, and continued expansion into the nearby Maryland and Virginia markets. The Company plans to acquire or establish banking offices in high-density commercial districts, and may in some cases open a temporary LPO prior to establishing a full service branch. The Bank acquired its first branch office in downtown Washington in 1994 and in 1996 established a LPO in Tysons Corner, Virginia, which was replaced by a full service branch in April 1997. On October 10, 1997, the Company completed the purchase and assumption of the deposits and certain other liabilities of the branch of Eastern American located at 6832 Old Dominion Drive, McLean, Virginia. Also, in 1997 the bank established a LPO in Bethesda, Maryland, which was replaced by a full-service branch in January 1998. These transactions have significantly affected the Company's operations during 1997 and 1996, and their effects should be considered when reviewing the discussion of the Company's financial condition and results of operations set forth below.

         In this report, all "per share" amounts have been adjusted to give effect to the Company's five percent stock dividend which was distributed to stockholders of record as of May 7, 1997, seven percent stock dividend which was distributed to stockholders of record as of March 31, 1996, and five percent stock dividend which was distributed to stockholders of record as of March 31, 1995.


                              RESULTS OF OPERATIONS

NET INCOME

         Net income was $336,000 ($0.21 per diluted common share) for 1997, compared with net income of $279,000 ($0.22 per diluted common share) for 1996, an increase of $57,000 or 20.4%. The increase in net income for 1997 compared with 1996 resulted principally from a $530,000 increase in net interest income and a $202,000 increase in noninterest income between the years. These increases are attributed to a 23.1% increase in average earning assets and the addition of new branch offices during the year (see "Properties" above). Partially offsetting these increases during 1997 was an increase in average interest-bearing liabilities of 23.2%, as well as increases in several noninterest expenses categories from the establishment of three new branch office locations during the year. Additionally, a $176,000 increase in the provision for loan losses also partially offset increases in net interest income and noninterest income in 1997, the result of increased reserves in relationship to loan portfolio growth during the year.

         Net income was $279,000 ($0.22 per diluted common share) for 1996, compared with net income of $613,000 ($0.55 per diluted common share) for 1995, a decrease of $334,000 or 54.5%. The decrease in net income for 1996 compared with 1995 resulted principally from a $763,000 increase in noninterest expenses primarily attributable to costs associated with new telephone and computer systems, processing costs in support of new fee-generating products and services, and expenses relating to the registration of the Company's Common Stock with the Securities and Exchange Commission ("SEC"). A $134,000 increase in the provision for loan losses also contributed to the decrease in net income for 1996 compared with 1995. These increased expenses were partially offset by a $396,000 increase in net interest income and a $130,000 increase in noninterest income.

NET INTEREST INCOME

         Net interest income was $5,444,000 for 1997, an increase of $530,000 or 10.8% compared with net interest income of $4,914,000 for 1996. The Company's average total interest-earning assets increased from $85.5 million for 1996 to $105.3 million for 1997, representing a 23.2% increase between the years. The net interest margin of 5.17% for 1997 decreased 57 basis points from 5.74% for 1996, the result of reduced growth in average loans and increases in lower yielding securities and deposits with banks from funds received from the 1997 acquisition of the Virginia branch. Net interest income was $4,914,000 for 1996, an increase of $397,000 or 8.8% compared with 1995. This increase resulted from an increase in average total interest earning assets of $2,186,000, and an increase in the Company's net interest margin from 5.42% in 1995 to 5.74% in 1996, an increase of 32 basis points. The improvement in net interest margin resulted from the Company's increased emphasis on commercial loans, which has increased the overall yield of the loan portfolio, together with loans constituting a higher percentage of the Company's total earning assets in 1996 than in 1995.

         Changes in interest income and interest expense can result from changes in both volume and rate. The Company has an asset and liability management policy designed to provide a proper balance between rate sensitive assets and rate sensitive liabilities, to attempt to maximize interest margins and to provide adequate liquidity for anticipated needs. The table below sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and rate. The table on the following page sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the years ended December 31, 1997, 1996 and 1995.

                 RATE/VOLUME ANALYSIS OF NET INTEREST INCOME (1)
                             (Dollars in Thousands)


                                                  1997 Compared with 1996                      1996 Compared with 1995
                                          -----------------------------------------    -----------------------------------------
                                             Due to        Due to     Total Incr.         Due to        Due to     Total Incr.
                                             Volume         Rate        (Decr.)           Volume         Rate        (Decr.)
                                          ------------- ------------- -------------    ------------- ------------- -------------


INTEREST EARNED ON:
  Loans, including fees                        $  534        $  133        $  667           $  768        $  108        $  876
  Investment securities                            33            58            91             (461)           42          (419)
  Federal funds sold                              242           (19)          223               (5)            3            (2)
  Interest bearing deposits with banks            524            14           538              160            (4)          156
                                          ------------- ------------- -------------    ------------- ------------- -------------
Total interest income                           1,333           186         1,519              462           149           611
INTEREST PAID ON:
  NOW accounts                                     30             7            37                7           (20)          (13)
  Savings accounts                                116            39           155               (8)           (3)          (11)
  Money market accounts                           (56)           46           (10)             (28)           34             6
  Time deposits                                   548            33           581              136            (5)          131
  Borrowings and Notes Payable                    183            43           226               82            19           101
                                           ------------- ------------- -------------   ------------- ------------- -------------

Total interest expense                            821           168           989              189            25           214
                                          ------------- ------------- -------------    ------------- ------------- -------------
NET INTEREST INCOME                            $  512        $   18        $  530           $  273        $  124        $  397
                                          ------------- ------------- -------------    ------------- ------------- -------------


[FN]

(1)--The dollar amount of changes in interest income and interest expense attributable to changes in rate/volume (change in rate multiplied by change in volume) has been allocated between rate and volume variances based on the percentage relationship of such variances to each other.

                       AVERAGE BALANCES AND INTEREST RATES
                             (Dollars in Thousands)


                                                                    Year Ended December 31,
                                -------------------------------------------------------------------------------------------------
                                            1997                              1996                              1995
                                ------------------------------    ------------------------------    -----------------------------
                                           Interest                         Interest                          Interest
                                 Average   Income/   Average      Average    Income/   Average      Average   Income/   Average
                                 Balance   Expense     Rate       Balance    Expense     Rate       Balance   Expense     Rate
                                ---------- --------- ---------    --------- ---------- ---------    --------- --------- ---------

INTEREST-EARNING ASSETS
  Loans, net (1)                  $75,908    $7,555     9.95%      $70,523     $6,888     9.77%      $62,639    $6,011     9.60%
  Investment securities (2)(3)     11,153       646     5.79        10,540        555     5.27        19,288       975     5.05
  Federal funds sold                4,576       258     5.64           380         35     9.21           428        37     8.64
  Interest bearing deposits
    with banks                     13,628       750     5.50         4,091        212     5.18           993        56     5.64
                                ---------- --------- ---------    --------- ---------- ---------    --------- --------- ---------
Total interest-earning assets     105,265    $9,209     8.75%       85,534     $7,690     8.99%       83,348    $7,079     8.49%
(3)

  Cash and due from banks           5,336                            4,361                             3,854
  Other assets                      3,860                            4,189                             2,907
                                ----------                        ---------                         ---------
Total Assets                     $114,461                          $94,084                           $90,109
                                ----------                        ---------                         ---------

INTEREST-BEARING LIABILITIES
  Interest-Bearing Deposits:
    NOW accounts                  $14,023    $  282     2.01%      $12,522     $  245     1.96%      $12,230    $  258     2.11%
    Savings accounts                5,559       211     3.80         2,217         56     2.53         2,526        67     2.65
    Money market accounts          21,491       774     3.60        23,072        784     3.40        25,153       778     3.09
    Time Deposits                  35,399     1,981     5.60        25,596      1,400     5.47        23,128     1,269     5.49
    Borrowings and
      Notes Payable                 7,768       517     6.66         4,952        291     5.88         3,526       190     5.39
                                ---------- --------- ---------    --------- ---------- ---------    --------- --------- ---------
Total interest-bearing
    liabilities                    84,240     3,765     4.47%       68,359      2,776     4.06%       66,563     2,562     3.85%

  Non-interest bearing deposits    20,272                           17,525                            16,841
  Other liabilities                 1,176                            1,642                             1,236
                                ----------                        ---------                         ---------
Total liabilities                 105,688                           87,526                            84,640

Stockholders' equity                8,773                            6,558                             5,469
                                ----------                        ---------                         ---------
Total liabilities and
    stockholders' equity         $114,461                          $94,084                           $90,109
                                ----------                        ---------                         ---------

                                           --------- ---------              ---------- ---------              --------- ---------
Net interest income and spread               $5,444     4.28%                  $4,914     4.93%                 $4,517     4.64%
                                           --------- ---------              ---------- ---------              --------- ---------

Net interest margin (3)                                 5.17%                             5.74%                            5.42%
                                                     ---------                         ---------                        ---------

(1) Non-accrual  loan  balances  are  included  in the  calculation  of  Average
    Balances - Loans, Net. Interest income on non-accrual loan balances is included in interest income to the extent that it has been collected.
(2) Average balance and average rate for investment securities are computed based on book value of securities held-to-maturity and cost basis of securities available-for-sale.
(3) Average rates on a fully taxable equivalent basis for affected portfolios are as follows:

         Investment securities                          5.82%                             6.84%                            8.76%
         Total interest-earning assets                  8.75                              9.00                             8.53
         Net interest margin                            5.18                              5.75                             5.45


PROVISION FOR LOAN LOSSES

         Provisions for loan losses are charged to income to bring the total allowance for loan losses to a level deemed appropriate by management based on such factors as historical experience, the volume and type of lending conducted by the Company, the amount of nonperforming assets, regulatory policies, generally accepted accounting principles, general economic conditions, and other factors related to the collectibility of loans in the Company's portfolio.

         The provision for loan losses was $336,000 for 1997, compared with $160,000 for 1996, increasing $176,000, or 110.0%. This significant increase is the result of an increase in loans, net of unearned income from $70.7 million at year-end 1996 to $94.2 million at year-end 1997, or a 33.2% increase year-to-year. In addition, net charge-offs increased to $275,000 for 1997, from $74,000 in 1996, primarily the result of a $146,000 increase in net charge-offs between the years in the installment and credit card loan portfolios.

         The provision for loan losses for 1996 was $160,000, compared with $26,000 for 1995, representing an increase of 515.4%. The increase is the result of an increase in charge offs and reserves for certain consumer loans which were deemed uncollectible when the borrowers declared bankruptcy, an unanticipated $38,000 loss reserve established in the fourth quarter of 1996 resulting from a borrower's use of forged collateral as security for a loan, and a $38,000 increase in reserves during the fourth quarter of 1996 for two non-accrual loans secured by real estate. In addition, the Company's loan portfolio continued to grow during 1996, with the majority of growth occurring in the commercial portfolio.

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

NONINTEREST INCOME

         Noninterest income was $922,000 for 1997, compared with $720,000 for 1996, an increase of $202,000 or 28.1%. This increase was primarily the result of increased fee income from the Company's Mastercard/Visa credit card program, which increased $152,000, or 64.1% in 1997. In addition, commission and other fee income increased $54,000, or 110.2%, due to increased ATM transactions and other miscellaneous fee income in 1997.

         Noninterest income for 1996 was $720,000, an increase of $130,000 or 22.0% compared with noninterest income of $590,000 for 1995. This increase resulted primarily from fees generated in connection with the Company's credit card program, which was initially established in March 1995.

         The following table sets forth the various categories of, and changes in, noninterest income for the years ended December 31, 1997, 1996 and 1995:



                                                       NONINTEREST INCOME
                                                     (Dollars in Thousands)

                                                                   Year Ended December 31,
                                        ------------------------------------------------------------------------------
                                             1997         % Change          1996          % Change          1995
                                        --------------- -------------- --------------- --------------- ---------------

Service charges on deposit accounts               $410         (1.4)%            $416            9.8%            $379
Credit card and merchant fees                      389         64.1               237           54.9              153
Commission and other fee income                    103        110.2                49            8.9               45
Other income                                        20         11.1                18           38.5               13
                                        --------------- -------------- --------------- --------------- ---------------
Total noninterest income                          $922         28.1 %            $720           22.0%            $590
                                        --------------- -------------- --------------- --------------- ---------------

NONINTEREST EXPENSE

         Noninterest expense was $5,460,000 for 1997, compared with $4,920,000 for 1996, representing an increase of $540,000 or 11.0%. The increase from 1996 to 1997 was primarily attributable to increased personnel and occupancy-related expenses associated with the addition of two new branches in Virginia in 1997, and other increased expenses from the establishment of the Company's LPO in Maryland.

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

         Noninterest expense was $4,920,000 for 1996, an increase of $763,000 or 18.4% compared with noninterest expense of $4,157,000 for 1995. The installation of the new computer system, the write-off of certain custom software development costs for software under design but abandoned prior to completion, unanticipated consulting, special audit, and legal expenses related to delivery, payments, and security for the computer system required the Company to incur substantial nonrecurring expenses in connection with the installation of the new computer system. Additionally, during the same period in 1996, management of the Company's operations and financial reporting functions related to the utilization of the computer system were realigned. This realignment resulted in unanticipated expenses including negotiated payments for personnel severance, accrued leave, and related expenses. In the aggregate, these items represented approximately $304,000 in nonrecurring expenses. A total of $112,000 in nonrecurring expenses were incurred to file a registration statement with the SEC registering shares of the Company's Common Stock issuable upon exercise of the Company's outstanding warrants to purchase Common Stock. The remainder of the increase in noninterest expense resulted principally from depreciation expenses associated with the Bank's new computer and telephone systems and remote ATM, as well as data processing costs in support of the credit card program.

         The following table sets forth the various categories of, and changes in, noninterest expense for the years ended December 31, 1997, 1996 and 1995:



                               NONINTEREST EXPENSE
                             (Dollars in Thousands)

                                                                   Year Ended December 31,
                                        ------------------------------------------------------------------------------
                                             1997         % Change          1996          % Change          1995
                                        --------------- -------------- --------------- --------------- ---------------

Salaries and employee benefits                  $2,201         10.7 %         $ 1,988          (5.1)%          $2,094
Professional fees                                  692         10.2               628         130.9               272
Occupancy and equipment expense                    650         22.4               531           2.7               517
Depreciation and amortization                      571         26.0               453         104.1               222
Data processing                                    534         13.9               469          41.3               332
Communications                                     200         (2.9)              206          28.0               161
Office and operations expenses                     287         (9.5)              317         104.5               155
Marketing and public relations                     157         (9.8)              174          15.2               151
Federal deposit insurance premiums                  14        (53.3)               30         (65.9)               88
Other real estate owned                             --       (100.0)                7         (85.4)               48
Other expenses                                     154         31.6               117            --               117
                                        --------------- -------------- --------------- --------------- ---------------
Total noninterest expense                       $5,460         11.0 %         $ 4,920          18.4 %          $4,157
                                        --------------- -------------- --------------- --------------- ---------------


INCOME TAX EXPENSE

         The Company's income tax expense includes both federal and state income taxes. The Company's 1997 income tax expense of $234,000 decreased from $275,000 of income tax expense for 1996. This reflects an effective tax rate of 41.0% for 1997, compared with an effective tax rate of 49.6% in 1996. The higher effective rate in 1996 was primarily due to nondeductible expenses of $112,000 incurred in connection with the registration of shares of the Company's Common Stock, as well as other nondeductible expenses.

INTEREST RATE SENSITIVITY AND MANAGEMENT OF MARKET RISK

         Net interest income, which constitutes one of the principal sources of income for the Company, represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The difference between the Company's interest-rate sensitive assets and interest-rate sensitive liabilities for a specified time-frame is referred to as an interest sensitive "gap." Interest rate sensitivity reflects the potential effect on net interest income of a movement in interest rates. A financial institution is considered to be asset sensitive, or having a positive gap, when the amount of its interest-earning assets maturing or repricing exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, a financial institution is considered to be liability sensitive, or having a negative gap, when the amount of its interest-bearing liabilities maturing or repricing exceeds the amount of its interest-earning assets. During a period of rising (falling) interest rates, a positive gap would tend to increase (decrease) net interest income, while a negative gap would tend to decrease (increase) net interest income.

Management seeks to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. Toward this end, the Company maintains an Asset/Liability Committee (the "ALCO") which reviews, on a regular basis, the maturity and repricing of the assets and liabilities of the Company. The ALCO has adopted the objective of achieving and maintaining a one-year cumulative GAP, as a percent of total assets, of between plus 10% and minus 10%. In addition, ALCO monitors potential changes in net interest income under various interest rate scenarios. On a consolidated basis, the Company's one year cumulative gap was a positive 6.4% of total assets at December 31, 1997. Market risk is the risk of loss from adverse changes in market prices and rates, arising primarily from interest rate risk in the Company's portfolios, which can significantly impact the Company's profitability. Net interest income can be adversely impacted where assets and liabilities do not react the same to changes in interest rates. At year-end 1997, the forcasted impact of an immediate increase of 100 basis points and 200 basis points would have resulted in an increase in interest income over a 12-month period of 0.5% and 0.8%, respectively, with a comparable decrease resulting in a decrease of 1.6% and 3.3%. Management finds the above methodologies meaningful for evaluating market risk sensitivity; however, other factors can affect net interest income, such as levels of non-earning assets and changes in portfolio composition. The following table sets forth the interest-rate sensitive assets and liabilities of the Company at December 31, 1997, which are expected to mature or are subject to repricing in each of the time periods indicated:


                 INTEREST RATE SENSITIVE ASSETS AND LIABILITIES
                             (Dollars in Thousands)
                                                          90 Days      91 to 180      181 Days        Over
Term To Repricing (At December 31, 1997)                  or Less         Days       to 1 Year       1 Year        Total
------------------------------------------------------- ------------- ------------- ------------- ------------- -------------

INTEREST-EARNING ASSETS
    Loans, net                                               $46,942        $7,451       $15,011       $24,767       $94,171
    Investment securities                                      2,617           481         3,245        13,065        19,408
    Federal funds sold                                         5,000             -             -             -         5,000
    Interest bearing deposits with banks                      22,223             -             -             -        22,223
                                                        ------------- ------------- ------------- ------------- -------------
Total interest-earning assets                                 76,782         7,932        18,256        37,832       140,802

INTEREST-BEARING LIABILITIES
    NOW accounts                                               6,168         2,056         4,112         6,170        18,506
    Savings accounts                                           8,175         2,725         5,458             -        16,358
    Money market accounts                                     17,989         7,011             -             -        25,000
    Time deposits                                             22,402         8,824         6,597         5,693        43,516
    Other borrowings                                             979           256           456         6,508         8,199
                                                        ------------- ------------- ------------- ------------- -------------
Total interest-bearing liabilities                            55,713        20,872        16,623        18,371       111,579
                                                        ------------- ------------- ------------- ------------- -------------
Interest sensitivity gap per period                          $21,069      $(12,940)       $1,633       $19,461       $29,223
Cumulative gap                                                21,069         8,129         9,762        29,223
Cumulative gap as a percentage of total assets                 13.8%          5.3%          6.4%         19.1%
Cumulative int.-earning assets as % of
    int.-bearing liabilities                                                  138           111           111           126


                         ANALYSIS OF FINANCIAL CONDITION

LOANS

         The Company presently is, and in the future expects to remain, a middle market banking organization serving professionals and businesses with interests in and around the Washington, D.C., metropolitan area. Most of the Company's loan portfolio is collateralized by first mortgages and home equity lines of credit on residential real estate. Although residential real estate loans increased during 1997 as a result of the mortgage loan portfolio acquired in connection with the McLean branch acquisition, the Company anticipates that this concentration will decline, as the Company continues its emphasis on the development of new commercial loan business. As of December 31, 1997 and 1996, approximately $56.6 million (60.1%) and $41.8 million (59.1%) of the Company's total loan portfolio, respectively, consisted of loans secured by real estate, of which one-to-four-family residential mortgage loans and home equity lines of credit represented $35.3 million (37.4%) and $25.4 million (35.9%), respectively, of the Company's total loan portfolio.

         Loan concentrations are defined as aggregate credits extended to a number of borrowers engaged in similar activities or resident in the same geographic region, which would cause them to be similarly affected by economic or other conditions. The Company, on a routine basis, evaluates these concentrations for purposes of policing its concentrations and making necessary adjustments in its lending practices to reflect current economic conditions, loan to deposit ratios, and industry trends. As a result of the Company's existing branch locations, the Company has significant concentrations of customers and assets in the Washington, D.C., metropolitan area. As of December 31, 1997, the industry concentrations in excess of 10% of total loans, where the borrowers as a group might be affected similarly by economic changes, consisted of loans to members of the legal profession ($17.8 million, or 19.0% of total loans) and health care services ($11.5 million, or 12.2% of total loans). The Company offers lines of credit, credit cards, home equity lines, and mortgage loans to these groups. At year-end 1997, the amount of such loans which were past due or considered by management to be potential problem loans was not material.

         The primary types of loans in the Company's portfolio are residential mortgages and home equity loans, commercial real estate loans, commercial loans, and consumer installment and credit card loans. Generally, the Company underwrites loans based upon the borrower's debt service capacity or cash flow, a consideration of past performance on loans from other creditors as well as an evaluation of the collateral securing the loan. With some exceptions, the Company's general policy is to require conservative underwriting policies, primarily in the analysis of borrowers' debt service coverage capabilities for commercial and commercial real estate loans, while emphasizing lower gross debt ratios for consumer loans and lower loan-to-value ratios for all types of real estate loans. Most of the Company's commercial real estate loans consist of owner-occupied properties financed for the Company's regular commercial customers, rather than speculative or investor-owned properties. Most of the Company's commercial and commercial real estate loans are personally guaranteed by the owners of the business, the primary exceptions to this requirement being loans to non-profit and membership organizations. Given the localized nature of the Company's lending activities, the primary risk factor affecting the portfolio as a whole is the health of the local economy in the Washington metropolitan area and its effects on the value of local real estate and the incomes of local professionals and business firms. To mitigate this risk, the Company's underwriting policy provides that each loan should be supported by an economically independent secondary source of repayment. Any exceptions to the general loan policy must be approved by the Executive Loan Committee.

         Loans to directors, executive officers and principal stockholders of the Company and to directors and officers of the Bank are subject to limitations contained in the Federal Reserve Act, the principal effect of which is to require that extensions of credit by the Bank to executive officers, directors, and ten percent stockholders satisfy certain standards. The Bank routinely makes loans in the ordinary course of business to certain directors and executive officers of the Company and the Bank, their associates, and members of their immediate families. In accordance with Federal Reserve Act guidelines, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with others and do not involve more than normal risk of collectibility or present other unfavorable features. As of December 31, 1997, loans and commitments outstanding to directors and executive officers of the Company and the Bank, their associates and members of their immediate families totaled $3.5 million (net of participations sold to other banks on a non-recourse basis), which represented approximately 3.7% of total loans as of that date. As of December 31, 1997, none of these loans outstanding from the Bank to related parties were on non-accrual, past due, restructured or considered by management to be a potential problem loan.
                                      -16-

The following table sets forth the composition of the Company's loan portfolio by type of loan on the dates indicated:




                             LOAN PORTFOLIO ANALYSIS
                             (Dollars in Thousands)

December 31,                                                  1997                   1996                   1995
----------------------------------------------------- ---------------------- ---------------------- ---------------------

AGGREGATE PRINCIPAL AMOUNT
Type of loan:
    1-4 family residential mortgage                                $27,502                $18,970               $24,921
    Home equity loans                                                7,808                  6,431                 5,640
    Multifamily residential                                          1,859                  1,963                 2,087
    Construction                                                     1,459                    463                 1,545
    Commercial real estate                                          17,999                 14,001                11,910
    Commercial loans                                                24,132                 17,400                13,213
    Installment and credit card loans                               13,535                 11,510                 9,023
    Other loans                                                          -                      -                   963
                                                      ---------------------- ---------------------- ---------------------
Gross loans                                                         94,294                 70,738                69,302
Less:  Unearned income                                                (123)                   (62)                  (98)
                                                      ---------------------- ---------------------- ---------------------
Total loans, net of unearned                                       $94,171                $70,676               $69,204
                                                      ---------------------- ---------------------- ---------------------

PERCENTAGE OF LOAN PORTFOLIO
Type of loan:
    1-4 family residential mortgage                                  29.17%                 26.82%                35.96%
    Home equity loans                                                 8.28                   9.09                  8.14
    Multifamily residential                                           1.97                   2.78                  3.01
    Construction                                                      1.55                   0.65                  2.23
    Commercial real estate                                           19.09                  19.79                 17.18
    Commercial loans                                                 25.59                  24.60                 19.07
    Installment and credit card loans                                14.35                  16.27                 13.02
    Other loans                                                          -                      -                  1.39
                                                      ---------------------- ---------------------- ---------------------
Gross loans                                                         100.00%                100.00%               100.00%
                                                      ---------------------- ---------------------- ---------------------






         The following table sets forth the maturities of loans (based upon contractual dates) outstanding as of December 31, 1997. Loans, primarily as a result of maturities, monthly payments and repayments, are an important source of liquidity. The Company's portfolio of adjustable rate home mortgages consists of loans to customers in the local market area. Such loans generally have balloon maturities within ten years or less, with two percent annual and six percent lifetime "caps" on interest rate changes. Borrowers have the right to prepay such loans without penalty.

                    MATURITIES AND RATE SENSITIVITY OF LOANS
                             (Dollars in Thousands)




                                                 Over 1 Year Through 5 Years             Over 5 Years
                                                 -----------------------------    ----------------------------
                                 One Year            Fixed        Floating           Fixed        Floating
                                or Less (1)          Rate           Rate              Rate          Rate              Total
------------------------------ --------------    -------------- --------------    ------------- --------------    --------------

Commercial                           $ 9,002            $3,917        $ 7,381          $   860        $ 2,972           $24,132
Commercial real estate                 1,134             1,474          2,319            5,660          7,412            17,999
Residential mortgage/home equity       1,239               663          9,037            9,842         16,388            37,169
Construction                           1,071               175            213                -              -             1,459
Installment/credit card                3,972             1,141            984               67          7,371            13,535
                               --------------    -------------- --------------    ------------- --------------    --------------

Total                                $16,418            $7,370        $19,934          $16,429        $34,143           $94,294
                               --------------    -------------- --------------    ------------- --------------    --------------


[FN]
(1) Includes demand loans, loans having no stated schedule of repayment or maturity, and overdrafts.

ASSET QUALITY


NONPERFORMING ASSETS

         Generally, interest on loans is accrued and credited to income based upon the principal balance outstanding. It is the Company's policy to discontinue the accrual of interest income and classify a loan as non-accrual when principal or interest is past due 90 days or more and the loan is not well secured and in the process of collection, or when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. The Company will generally charge-off loans after 120 days of delinquency unless adequately collateralized and in the process of collection. A loan is considered in the process of collection if, based on a probable specific event, management believes that the loan will be repaid or brought current within a reasonable period of time. Loans will not be returned to accrual status until the loan has been brought current and future payments of principal and interest appear certain. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments received are applied to the outstanding principal balance until the status of the loan has changed.

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


                              NONPERFORMING ASSETS
                             (Dollars in Thousands)



                                                                         Year Ended December 31,
                                                      --------------------------------------------------------------
                                                             1997                 1996                 1995
                                                      -------------------- -------------------- --------------------

Non-accrual loans                                                   $624                 $272                 $  8
Accruing past due 90 days or more                                     76                   50                  300
                                                      -------------------- -------------------- --------------------
Total nonperforming loans                                            700                  322                  308

Other real estate owned                                               52                    -                  193
                                                      -------------------- -------------------- --------------------
Total nonperforming assets                                          $752                 $322                 $501
                                                      -------------------- -------------------- --------------------

Nonperforming to total assets                                       0.49%                0.30%                0.49%



         As of December 31, 1997, non-accrual loans were comprised of a single-large residential first mortgage loan. This property is in the process of being sold, with no material additional loss anticipated for the Company. The amount of interest on non-accrual loans which would have been recorded as income under the original terms of such loans was $26,000, $17,000, and $1,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The amount of interest income recognized on non-accrual loans that was included in net income was $0, $19,581, and $13,500 for 1997, 1996 and 1995, respectively. Loans past due 90 days or more and still accruing as of December 31, 1997, totaled $76,000 and consisted solely of credit card debt.

ALLOWANCE FOR LOAN LOSSES

         The Company maintains an allowance for loan losses based upon, among other things, such factors as historical experience, the volume and type of lending conducted by the Company, the amount of nonperforming assets, regulatory policies, generally accepted accounting principles, general economic conditions, and other factors related to the collectibility of loans in the Company's portfolio. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if such factors and conditions differ from the assumptions used in making the initial determinations. Based upon criteria consistently applied during the periods, the Company's allowance for loan losses was $887,000 (0.94% of total loans) as of December 31, 1997, $826,000 (1.17% of total loans) as of December 31, 1996, and $740,000 (1.07% of total loans) as of December 31, 1995. The allowance for loan losses as a percentage of nonperforming loans was 127%, 257% and 240% as of December 31, 1997, 1996 and 1995, respectively.

         The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated:

                            ALLOWANCE FOR LOAN LOSSES
                             (Dollars in Thousands)




                                                                         Year Ended December 31,
                                                      --------------------------------------------------------------
                                                             1997                 1996                 1995
                                                      -------------------- -------------------- --------------------

Average net loans outstanding                                    $75,908              $70,523              $62,639

Loans outstanding at period-end                                   94,171               70,676               69,204

Total nonperforming loans                                            700                  322                  308

Beginning balance of allowance                                       826                  740                  740

Loans charged-off:
1-4 family residential mortgage                                       29                    -                  137
Home equity loans                                                    100                    -                    -
Commercial loans                                                      25                  126                   10
Installment and credit card loans                                    298                  129                   51
                                                      -------------------- -------------------- --------------------
Total loans charged off                                              452                  255                  198

Recoveries of previous charge-offs:
1-4 family residential mortgage                                        1                   37                   77
Home equity loans                                                      -                    -                    -
Commercial loans                                                     134                  125                   93
Installment and credit card loans                                     42                   19                    2
                                                      -------------------- -------------------- --------------------
Total recoveries                                                     177                  181                  172
                                                      -------------------- -------------------- --------------------
Net loans charged-off                                                275                   74                   26

Provision for loan losses                                            336                  160                   26

                                                      -------------------- -------------------- --------------------
Balance at end of period                                         $   887              $   826              $   740
                                                      -------------------- -------------------- --------------------

Net charge-offs to average loans                                    0.36%                0.10%                0.04%
Allowance as % of total loans                                       0.94%                1.17%                1.07%
Nonperforming loans as % of total loans                             0.74%                0.46%                0.45%
Allowance as % of nonperforming loans                                127%                 257%                 240%


         The Company considers the composition of its loan portfolio and the loss potential associated with different types of loans in determining the level of the allowance for loan losses. In considering the loss potential associated with different types of loans, the Company considers its own historical loss experience with each type of loan, together with any internal or external changes which might suggest that future losses will be higher or lower than the historical loss experience. Such additional factors include changes in national or local economic conditions which affect the repayment capacity of borrowers and/or the market value of collateral, trends in past due payments, changes in underwriting standards, changes in loan originating and servicing personnel, changes in the types of credit offered, and other factors.


INVESTMENT ACTIVITIES

         The Company's investment portfolio of $19.4 million as of December 31, 1997 consisted mostly of U.S. Treasury and government agency obligations. This represented an increase of $12.0 million compared to the investment portfolio total of $7.4 million at December 31, 1996. This substantial increase was the result of liquidity obtained from the purchase of a retail banking branch in Virginia in the fourth quarter of 1997. See Note 15 of Notes to Consolidated Financial Statements. The Company's investment portfolio at December 31, 1996, consisted primarily of U.S. government agency obligations and mortgage-backed securities. This represented a decrease of $6.3 million, or 46.1% compared to the investment portfolio as of December 31, 1995, as investment maturities were used to fund loan growth and enhance liquidity.

         Investment securities held-to-maturity are stated at cost, adjusted for amortization of premium and accretion of discount. Investment securities available-for-sale are stated at fair value. The following table sets forth the book value of the Company's investment portfolio as of the dates indicated:


                        INVESTMENT PORTFOLIO COMPOSITION
                             (Dollars In Thousands)




                                                                         Year Ended December 31,
                                                      --------------------------------------------------------------
                                                             1997                 1996                 1995
                                                      -------------------- -------------------- --------------------

AVAILABLE-FOR-SALE:
U.S. Treasuries and government agencies                           $13,492              $ 4,899              $ 9,968
Other                                                               2,284                2,308                3,461
                                                      -------------------- -------------------- --------------------
Total available-for-sale                                           15,776                7,207               13,429

HELD-TO-MATURITY:
U.S. Treasuries and government agencies                             1,911                   --                   --
State, county and municipal                                            65                  165                  250
Other                                                               1,656                   --                   --
                                                      -------------------- -------------------- --------------------
Total held-to-maturity                                              3,632                  165                  250

                                                      -------------------- -------------------- --------------------
Total investment securities                                       $19,408              $ 7,372              $13,679
                                                      -------------------- -------------------- --------------------

         The  following   table  sets  forth  the  maturity   distribution   and
weighted-average yield of the investment portfolio of the Company as of December 31, 1997:



                   INVESTMENT PORTFOLIO--MATURITIES AND YIELDS
                             (Dollars In Thousands)

                                                          Over 1 Year      Over 5 Years
                                         One Year          Through 5        Through 10           After
                                          or Less            Years             Years           10 Years           Total
-----------------------------------    --------------    --------------    --------------    --------------   --------------

MATURITY DISTRIBUTION:
U.S. Treasuries and government
     agencies                                $3,876           $ 8,547            $1,804            $1,176          $15,403
State, county and municipal                      65                --                --                --               65
Other                                            --             1,656                --             2,284            3,940
                                       --------------    --------------    --------------    --------------   --------------

Total                                        $3,941           $10,203            $1,804            $3,460          $19,408
                                       --------------    --------------    --------------    --------------   --------------

WEIGHTED-AVERAGE YIELD (1):
U.S. Treasuries and government
     agencies                                  5.62%             6.02%             6.43%             6.73%            6.02%
State, county and municipal                    4.75                --                --                --             4.75
Other                                            --              6.53                --              5.47             5.92
                                       --------------    --------------    --------------    --------------   --------------

Total                                          5.61%             6.10%             6.43%             5.90%            6.00%
                                       --------------    --------------    --------------    --------------   --------------

[FN]

(1) The calculation of the weighted-average yields is based on yield, weighted by the respective book value of the securities, using cost basis in the case of securities available-for-sale.



DEPOSIT ACTIVITIES

         The Company's total deposits at year-end 1997 were $129.6 million, an increase of $38.6 million, or 42.4%, over 1996's year-end balance. Total average deposits was $96.7 million for the year ended December 31, 1997, an increase of $15.8 million, or 19.5% compared with average deposits of $80.9 million for the year ended December 31, 1996. The Company views deposit growth as a significant challenge in its effort to increase its asset size. Thus, the Company is focusing on its branching program with increased emphasis on commercial accounts, and the offering of more competitive interest rates and products to stimulate deposit growth.

         The   following   table   sets   forth   the   average   balances   and
weighted-average rates for the Company's categories of deposits for the periods indicated:


                                AVERAGE DEPOSITS
                             (Dollars In Thousands)


                                                                   Year Ended December 31,
                               ------------------------------ -- ----------------------------- -- ------------------------------
                                           1997                              1996                             1995
                               ------------------------------    -----------------------------    ------------------------------
                                         Weighted-                         Weighted-                        Weighted-
                               Average    Average     % of       Average    Average    % of       Average    Average     % of
                               Balance      Rate      Total      Balance     Rate      Total      Balance      Rate      Total
                               --------- ----------- --------    --------- ---------- --------    --------- ----------- --------

Noninterest-Bearing Deposits    $20,272         --%    21.0%      $17,525        --%    21.7%      $16,841         --%    21.1%
Interest-Bearing Deposits:
    NOW accounts                 14,023       2.01     14.5        12,522      1.96     15.5        12,230       2.11     15.3
    Savings accounts              5,559       3.80      5.7         2,217      2.53      2.7         2,526       2.65      3.2
    Money market accounts        21,491       3.60     22.2        23,072      3.40     28.5        25,153       3.09     31.5
    Time deposits                35,399       5.60     36.6        25,596      5.47     31.6        23,128       5.49     28.9
                               --------- ----------- --------    --------- ---------- --------    --------- ----------- --------

Total                           $96,744               100.0%      $80,932              100.0%      $79,878               100.0%
                               ---------             --------    ---------            --------    ---------             --------
Weighted-Average Rate                         3.36%                            3.07%                             2.97%
                                         -----------                       ----------                       -----------



         The Company seeks to rely primarily on regular customer relationships to provide a stable and cost-effective source of funding to support asset growth. The Company's Asset/Liability Management Policy limits total brokered deposits to ten percent (10%) of the Bank's total liabilities. As of December 31, 1997, brokered deposits represented $895,000 (0.6%) of the Company's total liabilities.

         As of December 31, 1997, total time deposits in excess of $100,000 accounted for $16.5 million, or 12.7% of the Company's total deposits. Of this amount, $6.7 million had a remaining term of six months or less. The following table sets forth the amount of the Company's certificates of deposit of $100,000 or more, by time remaining until maturity, as of December 31, 1997 and 1996:


                        TIME DEPOSITS OF $100,000 OR MORE
                             (Dollars In Thousands)



                                                                    December 31,
                                                      -----------------------------------------
                                                             1997                 1996
                                                      -------------------- --------------------

MATURITY PERIOD:
Three months or less                                              $ 2,783              $ 6,179
Over three months through six months                                3,897                4,180
Over six months through twelve months                               7,587                3,905
Over twelve months                                                  2,185                  905
                                                      -------------------- --------------------

Total                                                             $16,452              $15,169
                                                      -------------------- --------------------


BORROWINGS

         Borrowings consist of advances from the Federal Home Loan Bank of Atlanta ("FHLBA") and deposits received in the Company's U.S. Treasury Tax and Loan Account. Balances outstanding and effective rates of interest are shown in the tables below for the years ending December 31, 1997, 1996 and 1995:


                                   BORROWINGS
                             (Dollars In Thousands)




                                                                            Year Ended December 31,
                                                      ---------------------------------------------------------------------
                                                             1997                     1996                    1995
                                                      -------------------- -- --------------------- -- --------------------


FEDERAL HOME LOAN BANK OF ATLANTA:
Ending balance                                                    $7,423                   $7,750                  $2,000
Daily average balance for the period                               7,397                    4,559                   2,924
Maximum outstanding balance at
  a month-end during the period                                    7,675                    7,800                   4,000
Daily average interest rate for the period                          6.75%                    5.99%                   5.46%
Average interest rate on period end balance                         6.73                     6.73                    6.10

TREASURY TAX AND LOAN ACCOUNT:
Ending balance                                                    $  776                   $  716                  $1,808
Daily average balance for the period                                 371                      393                     473
Maximum outstanding balance at
  a month-end during the period                                      776                      829                     711
Daily average interest rate for the period                          4.61%                    4.64%                   4.60%
Average interest rate on period end balance                         5.27                     5.16                    2.00



         The following table shows the details of the Company's fixed rate advances from the FHLBA, with original maturities in excess of one year, as of December 31, 1997:




                                   BORROWINGS
                             (Dollars in Thousands)



                                               December 31, 1997
                                ------------------------------------------------
  Advance         Amount         Outstanding       Current         Long-Term         Interest       Maturity        Repayment
   Date          Borrowed          Balance         Portion          Portion            Rate           Date            Terms
------------    ------------    --------------    -----------    ---------------    -----------    ------------   ---------------

  2/08/96            $  800            $  800          $  --             $  800          6.30%       2/08/06          due at
                                                                                                                     maturity
  5/16/96             1,000             1,000             --              1,000          7.34        5/16/06          due at
                                                                                                                     maturity
  6/24/96             1,000               850            100                750          6.94        6/24/06       semi-annual
 10/10/96               300               300             --                300          6.60       10/10/99          due at
                                                                                                                     maturity
 10/10/96               300               300             --                300          6.85       10/10/01          due at
                                                                                                                     maturity
 10/10/96             2,000             1,600            400              1,200          6.57       10/10/01        quarterly
 10/10/96             2,400             2,000            400              1,600          6.66       10/10/02        quarterly
  9/25/97               573               573             12                561          6.65        9/25/17         monthly
                ------------    --------------    -----------    ---------------

   Total             $8,373            $7,423           $912             $6,511
                ------------    --------------    -----------    ---------------


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


                           RETURN ON EQUITY AND ASSETS




                                                                               December 31,
                                                      ---------------------------------------------------------------
                                                            1997                  1996                   1995
                                                      ----------------- --- ------------------ -- -------------------

Return on average assets                                   0.29%                  0.27%                  0.68%
Return on average equity                                   3.83                   4.20                  11.49
Period-end equity to total assets                          8.87                   6.30                   6.26




LIQUIDITY

         The Company's Asset/Liability Management Policy is intended to maintain adequate liquidity for the Company and thereby enhance its ability to raise funds to support asset growth, meet deposit withdrawals and lending needs, maintain reserve requirements and otherwise sustain operations. The Company accomplishes this primarily through management of the maturities of its interest-earning assets and interest-bearing liabilities. The Company believes that its present liquidity position is adequate to meet its current and future needs.

         Asset liquidity is provided by cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future. The asset liquidity of the Bank is maintained in the form of vault cash, demand deposits with commercial banks, federal funds sold, interest bearing deposits with other financial institutions, short-term investment securities, other investment securities available-for-sale, and short-term loans. The Company has defined "cash and cash equivalents" as those amounts included in cash and due from banks and federal funds sold. As of December 31, 1997, the Bank had cash and cash equivalents of $12.1 million, a decrease of $7.7 million, when compared with the $19.8 million at December 31, 1996, which decreased primarily due to investments in loans, securities and deposits with banks exceeding the growth in deposits between the years.

         Liability liquidity is provided by access to core funding sources, principally various customers' deposit accounts in the Company's market area. As a member of the Federal Home Loan Bank of Atlanta ("FHLBA"), the Company is authorized to borrow up to $19.9 million secured by a blanket pledge of its portfolio of 1-to-4-family residential mortgage loans. The Company also has approved lines of credit from larger correspondent banks to borrow excess reserves on an overnight basis (known as "federal funds purchased") in the amount of $1.0 million and to borrow on a secured basis ("repurchase agreements") in the amount of $5.0 million. As of December 31, 1997, the Company had no federal funds purchased or repurchase agreements, and was utilizing $7.4 million of its available FHLBA borrowings in the form of fixed-rate term credit advances with an average cost of 6.73%. The Company utilizes fixed rate term credit advances from the FHLBA to fund fixed rate real estate loans of comparable terms and maturities.

         The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $1.0 million for the year ended December 31, 1997. Net cash used in investing activities was $25.5 million for 1997, as net increases in loans and investments exceeded net deposits acquired and repayments from loans and investments during the year. Net cash provided by financing activities for 1997 was $16.8 million and was related mostly to net increases in certificates of deposit and the issuance of Common Stock in 1997.

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

         In the ordinary course of business, the Company enters into commitments to make loans and fund letters of credit, and the Company is also a party to four operating leases with respect to its banking quarters. Details of these commitments may be found in the accompanying Notes to Consolidated Financial Statements.

         The Company had cash on hand in the amount of $3.0 million at the holding company level at December 31, 1997. The Company anticipates using these funds as working capital available to support the future growth of the franchise as well as to pay normal operating expenses. Additionally, working capital is further supported by dividends available from the Bank, subject to certain regulatory restrictions generally applicable to national banks. As of December 31, 1997, the Company had no indebtedness outstanding at the holding company level.


CAPITAL RESOURCES

         Total stockholders' equity as of December 31, 1997 was $13.5 million, an increase of $6.8 million, double the balance of stockholders' equity of $6.7 million as of December 31, 1996. This significant increase was the result of the Company issuing 977,500 shares of Common Stock, at a price of $7.25 per share, in the third quarter of 1997. The net proceeds from the sale of Common Stock totaled approximately $6.3 million. Net income for the year ended December 31, 1997 was $336,000. In addition to retained earnings, stockholders' equity was also augmented by a $25,000 increase in the market value of investment securities available-for-sale, net of tax effect, and $96,000 received from the exercise of warrants and stock options.

         Total stockholders' equity as of December 31, 1996 was $6,750,000, an increase of $385,000, compared with stockholders' equity of $6,365,000 as of December 31, 1995. Net income for the year ended December 31, 1996 was $279,000. In addition to retained earnings, stockholders' equity was also augmented by a $22,000 increase in the market value of investment securities available-for-sale, net of tax effect, and $85,000 received from the exercise of stock options.

         The OCC has established certain minimum risk-based capital standards that apply to national banks, and the Company is subject to certain capital requirements imposed by the Federal Reserve Board. At December 31, 1997, the Bank exceeded all applicable regulatory capital requirements for classification as a "well capitalized" bank, and the Company satisfied all applicable regulatory requirements imposed on it by the Federal Reserve Board. See Note 12 of the Notes to Consolidated Financial Statements.


YEAR 2000

         Information  systems  and  technology  are  an  integral  part  of  the
Company's operations. The Company relies on several internal and external systems which support its operations. Beginning in 1997, the Company started a thorough review of its systems in regard to Year 2000 compliance. The Company's management and board of directors have been involved in preparing and acting on a plan to resolve Year 2000 issues in a timely manner. Such plans include the identification, resolution and testing of Year 2000 issues. The scope of these plans has encompassed internal system reviews as well as external reviews of vendors, suppliers and third-party system providers. System reviews and corrective action have been conducted by internal management, supplemented by outside expertise.

         The Company has completed the review of its operations and finalized its plan for Year 2000 compliance. Issues with critical systems will be resolved by December 31, 1998, in compliance with federal banking regulations applicable to national banks. Testing of the Company's systems will begin in late 1998 and continue into 1999. Management does not expect the resolution of Year 2000 issues to have a material impact to the Company's operations or financial condition.

IMPACT OF INFLATION, CHANGING PRICES AND MONETARY POLICIES

         The primary effect of inflation on the operations of the Company is reflected in increased operating costs. Unlike industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant effect on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Interest rates are highly sensitive to many factors which are beyond the control of the Company, including the influence of domestic and foreign economic conditions and the monetary and fiscal policies of the United States government and federal agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policy such as seeking to curb inflation and combat recession by its open market operations in United States government securities, control of the discount rate applicable to borrowing by banks, and establishment of reserve requirements against bank deposits. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits, and affect the interest rates charged on loans and paid on deposits. The nature, timing and impact of any future changes in federal monetary and fiscal policies on the Company and its results of operations are not predictable.


DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         Statements and financial discussion and analysis contained in Items 1 and 7 of this report that are not historical facts are forward looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, forward looking statements involve a number of risks and uncertainties and no assurance may be given that the Company's expectations will be achieved. Among the important factors that could cause actual results to differ materially from the Company's expectations are the Company's exposure to local economic conditions; changes in interest rate risks and the Company's net interest margin; the Company's ability to make acquisitions of other depository institutions, their assets or their liabilities and the Company's successful integration of any such acquisitions; changes in applicable statutes and regulations or their interpretation; changes in the ability of the Bank or the Company to pay dividends on its Common Stock; competition; and the loss of senior management or operating personnel.




ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


         For information regarding the market risk of the Company's financial instruments, see "Management's Discussion and Analysis of Financial Condition and Results of Operation--Interest Rate Sensitivity and Management of Market Risk." The Company's principal market risk exposure is to interest rates.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       [KPMG PEAT MARWICK LLP LETTERHEAD]



Independent Auditors' Report



The Board of Directors
Century Bancshares, Inc.:


We have audited the accompanying consolidated statements of financial condition of Century Bancshares, Inc. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Bancshares, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP


Washington, D.C.
February 26, 1998

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
December 31, 1997 and 1996




                                                                              1997                        1996
---------------------------------------------------------------------- ------------------- -------- ------------------

ASSETS
Cash and due from banks                                                     $  7,069,139                $  8,363,911
Federal funds sold                                                             5,000,000                  11,436,000
Interest bearing deposits in other banks                                      22,223,037                   6,823,077
Investment securities available-for-sale, at fair value                       15,776,517                   7,207,361
Investment securities, at cost, fair value of $3,634,867 and
    $166,039 in 1997 and 1996, respectively                                    3,632,076                     164,895
Loans, net of unearned income                                                 94,171,450                  70,676,356
Less:  allowance for loan losses                                                (887,046)                   (825,876)
                                                                       -------------------          ------------------
Loans, net                                                                    93,284,404                  69,850,480
Leasehold improvements, furniture, and equipment, net                          1,708,987                   1,558,247
Accrued interest receivable                                                      922,327                     509,567
Other real estate owned                                                           52,000                           -
Deposit premium                                                                1,735,768                     275,072
Net deferred taxes                                                               693,360                     531,990
Other assets                                                                     542,012                     465,409
                                                                       -------------------          ------------------
    Total Assets                                                            $152,639,627                $107,186,009
                                                                       -------------------          ------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
    Noninterest-bearing                                                     $ 26,225,119                $ 24,064,454
    Interest-bearing                                                         103,379,913                  66,920,756
                                                                       -------------------          ------------------
Total deposits                                                               129,605,032                  90,985,210
Other borrowings                                                               8,198,843                   8,465,877
Other liabilities                                                              1,300,226                     984,881
                                                                       -------------------          ------------------
    Total Liabilities                                                        139,104,101                 100,435,968

Stockholders' Equity:
Common stock, $1 par value; 5,000,000 shares authorized;
    2,209,229 and 1,146,028 shares issued and outstanding
    at December 31, 1997 and 1996, respectively                                2,209,229                   1,146,028
Additional paid in capital                                                    10,695,480                   4,870,856
Retained earnings                                                                651,646                     779,057
Unrealized loss on investment securities available-for-sale,
    net of tax effect                                                            (20,829)                    (45,900)
                                                                       -------------------          ------------------
    Total Stockholders' Equity                                                13,535,526                   6,750,041
Commitments and Contingencies
                                                                       -------------------          ------------------
    Total Liabilities and Stockholders' Equity                              $152,639,627                $107,186,009
                                                                       -------------------          ------------------

See accompanying notes to consolidated financial statements.


CENTURY BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
Years ended December 31, 1997, 1996, and 1995



                                                                    1997              1996             1995
-------------------------------------------------------------- ---------------- ----------------- ----------------

INTEREST INCOME:
    Interest and fees on loans                                      $7,554,812        $6,887,424      $6,010,907
    Interest on federal funds sold                                     258,311            34,732          37,145
    Interest on deposits in other banks                                749,568           211,563          56,258
    Interest on securities available-for-sale                          529,963           545,481         917,605
    Interest on securities held-to-maturity                            116,220            10,296          57,272
                                                               ---------------- ----------------- ----------------
Total interest income                                                9,208,874         7,689,496       7,079,187

INTEREST EXPENSE:
    Interest on deposits:
         Savings accounts                                              210,928            56,075          67,189
         NOW accounts                                                  282,169           245,473         258,428
         Money market accounts                                         773,799           783,466         777,954
         Certificates under $100,000                                 1,216,180           630,875         631,662
         Certificates $100,000 and over                                764,576           768,603         636,236
                                                               ---------------- ----------------- ----------------
    Total interest on deposits                                       3,247,652         2,484,492       2,371,469
                                                               ---------------- ----------------- ----------------
    Interest on other borrowings                                       517,644           291,494         190,295
                                                               ---------------- ----------------- ----------------
Total interest expense                                               3,765,296         2,775,986       2,561,764
                                                               ---------------- ----------------- ----------------

Net interest income                                                  5,443,578         4,913,510       4,517,423
Provision for loan losses                                              336,200           160,000          26,347
                                                               ---------------- ----------------- ----------------
Net interest income after provision for loan losses                  5,107,378         4,753,510       4,491,076

NONINTEREST INCOME:
    Service charges on deposit accounts                                409,747           416,357         378,739
    Other operating income                                             512,637           303,902         214,797
    Loss on sale of securities                                               -                 -          (3,197)
                                                               ---------------- ----------------- ----------------
Total noninterest income                                               922,384           720,259         590,339

NONINTEREST EXPENSE:
Salaries and employee benefits                                       2,201,299         1,987,989       2,093,816
Professional fees                                                      691,501           628,244         272,960
Occupancy and equipment expense                                        649,846           531,336         516,617
Depreciation and amortization                                          571,033           452,949         221,557
Data processing                                                        533,794           468,743         332,363
Communications                                                         200,456           206,404         161,090
Federal deposit insurance premiums                                      13,996            30,238          88,146
Other real estate owned                                                      -             6,775          48,445
Other operating expenses                                               598,077           607,813         422,322
                                                               ---------------- ----------------- ----------------
Total noninterest expense                                            5,460,002         4,920,491       4,157,316
                                                               ---------------- ----------------- ----------------

Income before income tax expense                                       569,760           553,278         924,099
Income tax expense                                                     233,602           274,699         311,445
                                                               ---------------- ----------------- ----------------
NET INCOME                                                          $  336,158        $  278,579      $  612,654
                                                               ---------------- ----------------- ----------------

Basic income per common share                                             $.23              $.24            $.57
Diluted income per common share                                           $.21              $.22            $.55
Weighted-average common shares outstanding                           1,477,435         1,185,133         996,819

See accompanying notes to consolidated financial statements.


CENTURY BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
Years ended December 31, 1997, 1996, and 1995


                                                                                                   Unreal. loss
                                                                                                  on investment
                                     Preferred        Common       Additional                       securities          Total
                                       stock          stock          paid in        Retained     avail.-for-sale,   Stockholders'
                                     $1.00 par      $1.00 par        capital        earnings        net of tax          Equity
                                                                                                      effect
--------------------------------- -------------- --------------- --------------- -------------- ----------------- ----------------

Balance, December 31, 1994            $ 61,327       $  823,232   $ 3,855,651       $ 639,855        $(570,145)      $ 4,809,920

Exercise of common stock
  options- 7,831 shares                      -            7,831        15,616               -                -            23,447
Common stock dividend
  (5% of shares outstanding)-
  41,072 shares                              -           41,072       195,092        (236,164)               -                 -
Redemption of preferred
  stock, 33,878 shares                 (33,878)               -      (220,207)              -                -          (254,085)
Exchange of preferred stock
  (27,449 shs.) for common
  stock (35,814 shs.)                  (27,449)          35,814        (8,365)              -                -                 -
Issuance of common stock-
  138,098 shares                             -          138,098       573,089               -                -           711,187
Preferred stock dividend                     -                -             -         (40,184)               -           (40,184)
Net income                                   -                -             -         612,654                -           612,654
Unrealized gain on invest.
  securities avail.-for-sale,
  net of tax effect                          -                -             -               -          502,081           502,081
--------------------------------- -------------- --------------- --------------- -------------- ----------------- --------------
Balance, December 31, 1995                   -        1,046,047     4,410,876         976,161          (68,064)        6,365,020

Common stock dividend
  (7% of shares outstanding)-
  73,047 shares                              -           73,047       401,758        (475,683)               -              (878)
Exercise of common stock
  options- 26,934 shares                     -           26,934        58,222               -                -            85,156
Net income                                   -                -             -         278,579                -           278,579
Unrealized gain on invest.
  securities avail.-for-sale,
  net of tax effect                          -                -             -               -           22,164            22,164
--------------------------------- -------------- --------------- --------------- -------------- ----------------- ---------------
Balance, December 31, 1996                   -        1,146,028     4,870,856         779,057          (45,900)        6,750,041

Common stock dividend
  (5% of shares outstanding)-
  57,793 shares                              -           57,793       404,551        (463,569)               -            (1,225)
Issuance of common stock-
  977,500 shares                             -          977,500     5,352,127               -                -         6,329,627
Exercise of common stock
  options- 17,699 shares                     -           17,699        25,590               -                -            43,289
Exercise of warrants-
  10,209 shares                              -           10,209        42,356               -                -            52,565
Net income                                   -                -             -         336,158                -           336,158
Unrealized gain on invest.
  securities avail.-for-sale,
  net of tax effect                          -                -             -               -           25,071            25,071
--------------------------------- -------------- --------------- --------------- -------------- ----------------- ---------------
Balance, December 31, 1997              $    -       $2,209,229   $10,695,480       $ 651,646        $ (20,829)      $13,535,526
--------------------------------- -------------- --------------- --------------- -------------- ----------------- ---------------

See accompanying notes to consolidated financial statements.

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years ended December 31, 1997, 1996, and 1995




                                                                      1997                 1996                 1995
-------------------------------------------------------------- -------------------- -------------------- --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $    336,158          $   278,579          $   612,654
Adjustments to reconcile net income to net cash
    provided by operating activities:
Depreciation and amortization                                             571,033              452,959              221,557
Provision for loan losses                                                 336,200              160,000               26,347
Provision for losses on other real estate owned                                 -               10,000               48,445
Benefit from net deferred taxes                                          (161,370)             (88,133)            (442,711)
Loss on sale of securities available-for-sale                                   -                    -                3,197
Loss (gain) on sale of other real estate owned                                  -              (21,328)              11,883
(Increase) decrease in accrued interest receivable                       (412,760)              79,563               (7,509)
(Increase) decrease in other assets                                        48,471               64,259              (23,094)
Increase (decrease) in other liabilities                                  315,345              (32,883)             (65,943)
                                                               -------------------- -------------------- --------------------
Total adjustments                                                         696,919              624,437             (227,828)
                                                               -------------------- -------------------- --------------------
Net cash provided by operating activities                               1,033,077              903,016              384,826

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans                                                 (14,810,469)          (1,547,403)          (8,951,855)
Net increase in interest bearing deposits in other banks              (15,399,960)            (791,377)          (5,838,933)
Purchases of securities available-for-sale                             (9,564,799)          (3,092,717)          (1,010,160)
Purchases of securities held-to-maturity                               (4,411,652)            (326,366)                   -
Repayments and maturities of securities available-for-sale              1,034,208            9,662,605            6,553,254
Repayments and maturities of securities held-to-maturity                  944,471               85,000                    -
Proceeds from sale of securities available-for-sale                             -                    -            3,738,431
Net purchase of leasehold improv., furn. and equipment                   (596,888)            (511,366)          (1,366,073)
Acquisition of deposits, net of assets acquired                        17,282,864                    -                    -
Proceeds from sale of other real estate owned                                   -              203,986               96,890
                                                               -------------------- -------------------- --------------------
Net cash (used in) provided by investing activities                   (25,522,225)           3,682,362           (6,778,446)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand, savings, NOW and
    money market deposit accounts                                        (620,526)             183,315            4,589,920
Net increase in certificates of deposit                                11,221,680              262,533            3,868,183
Net increase (decrease) in other borrowings                                60,347           (1,092,032)           1,807,910
Net proceeds from issuance of long-term debt                              573,000            5,800,000            1,800,000
Repayment of long-term debt                                              (900,381)             (50,000)          (2,000,000)
Repurchase of preferred stock                                                   -                    -             (254,085)
Net proceeds from issuance of common stock                              6,424,256               85,156              734,634
Dividend paid on preferred stock                                                -                    -              (40,184)
                                                               -------------------- -------------------- --------------------
Net cash provided by financing activities                              16,758,376            5,188,972           10,506,378
                                                               -------------------- -------------------- --------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (7,730,772)           9,774,350            4,112,758
Cash and cash equivalents, beginning of year                           19,799,911           10,025,561            5,912,803
                                                               -------------------- -------------------- --------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                               $ 12,069,139          $19,799,911          $10,025,561
                                                               -------------------- -------------------- --------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowings                             $  3,724,036          $ 2,743,631          $ 2,483,398
Income taxes paid                                                         112,500              626,079               19,222
Transfer of loans to other real estate owned                               52,000                    -              946,366

See accompanying notes to consolidated financial statements.


CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1997 and 1996

-------------------------------------------------------------------------------

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

The primary business of Century Bancshares, Inc. (the "Company") and its subsidiary, Century National Bank ("Century Bank" or the "Bank") is to attract deposits from individual and corporate customers and to originate loans secured by residential and commercial real estate, business assets, and other personal property. The Company operates primarily in the metropolitan Washington, D.C. area and targets individuals and businesses in professional services as its
clientele.   The  Company  is  subject  to  competition   from  other  financial
institutions in attracting and retaining deposits and in originating and purchasing loans. The Company and Century Bank are subject to the regulations of certain agencies of the federal government and undergo periodic examinations by those agencies.

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

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1997 and 1996

-------------------------------------------------------------------------------

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

INCOME RECOGNITION ON LOANS

Interest on loans is credited to income as earned from the principal balance outstanding. When, in management's judgment, the full collectibility of principal or interest on a loan becomes uncertain, that loan is placed on a cash basis (nonaccrual) for purposes of income recognition, which is generally when a loan is delinquent in either principal or interest for 90 days or more. Accrued but uncollected interest on nonaccrual loans is charged against current income. Interest accruals are resumed on such loans only when they are brought fully current with respect to principal and interest and when, in the judgment of management, the loans have demonstrated a new period of performance and are estimated to be fully collectible as to both principal and interest. Loan origination fees and direct loan origination costs are deferred and recognized either upon the sale of a loan or amortized as an adjustment to yield over the life of the loan.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is a valuation allowance available for losses incurred on loans. It is established through charges to earnings in the form of provisions for loan losses. Loan losses are charged to the allowance for loan losses when a determination is made that collection is unlikely to occur. Recoveries are credited to the allowance at the time of recovery.
         Prior to the beginning of each year, and quarterly during the year, management estimates whether the allowance for loan losses is adequate to absorb losses that are inherent in the existing portfolio. Based on these estimates, an amount is charged to the provision for loan losses to adjust the allowance to a level determined to be adequate to absorb these inherent losses.
         Management's judgment as to the level of future losses on existing loans involves management's internal review of the loan portfolio, including an analysis of the borrowers' current financial position, the consideration of current and anticipated economic conditions and their potential effects on specific borrowers; an evaluation of the existing relationships among loans, potential loan losses, and the present level of the loan loss allowance; and in certain circumstances, results of examinations by independent consultants. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans and other real estate owned. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.
         The Company measures impaired loans at the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is considered impaired when, based on current information and events, the Company determines that it is probable that it will be unable to collect all amounts due according to the contractual terms of the original loan agreement. All loans receivable have been evaluated for collectibility using these criteria, except for the consumer and home equity loan portfolios, which are evaluated collectively as large groups of smaller balance homogeneous loans. The Company's impaired loans are generally nonaccrual loans and restructured loans. Restructured loans are impaired loans in the year of restructuring and thereafter, such loans are subject to management's evaluation of impairment based on the restructured terms. The Company's charge-off policy for impaired loans is consistent with its policy for all loan charge-offs. Impaired loans are charged-off when all or a portion thereof is considered uncollectible or transferred to foreclosed properties. Consistent with the Company's method for nonaccrual loans, interest receipts on impaired loans are applied to principal.

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1997 and 1996

-------------------------------------------------------------------------------

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

INCOME PER COMMON SHARE

In March 1997, SFAS No. 128, "Earnings Per Share" was issued. SFAS No. 128 requires income per share to be presented under two computations: basic and diluted income per share. Basic income per share is calculated by dividing net income (after deduction of preferred dividends), by the weighted-average common shares outstanding. Diluted income per share is calculated by dividing net income (after deduction of preferred dividends), by the addition of weighted-average common shares and common stock equivalents. SFAS No. 128 was implemented on December 31, 1997, with 1996's and 1995's computations restated to reflect this new pronouncement. Total weighted-average shares outstanding at December 31, 1997, 1996 and 1995 were 1,477,435, 1,185,133, and 996,819, respectively.
         On March 14, 1995, the Company declared a 5 percent stock dividend to common stock shareholders of record as of March 31, 1995, resulting in the issuance of 41,072 shares. On March 19, 1996, the Company declared a 7 percent stock dividend to common stock shareholders of record as of March 31, 1996, resulting in the issuance of 73,047 shares. On April 22, 1997, the Company declared a 5 percent stock dividend to common stock shareholders of record as of May 7, 1997, resulting in the issuance of 57,793 shares. Weighted-average shares outstanding and income per common share have been restated for the effect of the stock dividends.

NEW FINANCIAL ACCOUNTING STANDARDS

     In June 1996, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued, as amended by SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". SFAS No. 125 provides accounting and reporting policies for transfers and servicing of financial assets and extinguishments of liabilities, predicated on a financial components approach focusing on control. Under this approach, after a transfer of financial or servicing assets, assets are recognized if controlled, or liabilities are recognized if incurred. Assets are removed from the statement of condition when control is surrendered, with

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1997 and 1996

-------------------------------------------------------------------------------

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

NEW FINANCIAL ACCOUNTING STANDARDS, CONTINUED

liabilities being removed when extinguished. SFAS No. 125 was effective January 1, 1997, and was applied prospectively. SFAS No. 127 defers implementation of certain provisions of SFAS No. 125 for one year, primarily relating to repurchase agreements and comparable transactions. The Company did not experience any material effect on its financial position from these pronouncements.
         In June 1997, SFAS No. 130 "Reporting Comprehensive Income," and No. 131 "Disclosures about Segments of an Enterprise and Related Information" were issued. SFAS No. 130 requires that certain financial activity normally disclosed in stockholders' equity be reported in the statement of operations as an adjustment to net income in computing comprehensive income. Items applicable to the Company would be gain/loss on investment securities and preferred stock dividends. Comprehensive income components should be reported under a separate caption in the statements of condition and stockholders' equity. SFAS No. 130 is effective January 1, 1998, including restatement of prior periods in conformity with this new presentation. The Company does not anticipate any financial impact from the implementation of SFAS No. 130.
         SFAS No. 131 requires the reporting of selected segmented information in quarterly and annual financial reporting. Information from operating segments is derived from methods used by the Company's management to measure performance and allocate resources. The Company is required to disclose the basis for identifying segments and the services and products offered in each segment. Additionally, the Company should disclose the earnings, revenues and assets of each segment. SFAS No. 131 is effective January 1, 1998, including the restatement of prior periods reported consistent with SFAS No. 131, if practical. The Company does not anticipate any material impact from the implementation of SFAS No. 131.

STOCK OPTIONS

On  January  1,  1996,  the  Company  adopted  SFAS  No.  123,  "Accounting  for
Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for the plans. The proforma impact to compensation expense is detailed in Note 9--"Benefit and Incentive Plans."

RECLASSIFICATIONS

Certain amounts for 1996 and 1995 have been reclassified to conform to the presentation for 1997.

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1997 and 1996

-------------------------------------------------------------------------------

(2)      INVESTMENT SECURITIES

Investment securities available-for-sale, and their contractual maturities, at December 31, 1997 and 1996 are summarized as follows:




                                                                                    1997
                                                 ----------------------------------------------------------------------------
                                                                          Gross              Gross
                                                     Amortized         unrealized          unrealized
                                                       cost               gains              losses           Fair value
------------------------------------------------ ------------------ ------------------ ------------------- ------------------


Obligations of U.S. Treasury and
    government agencies:
         Within one year                               $ 3,878,954            $   978             $ 3,839        $ 3,876,093
         After one, but within five years                7,030,507             17,768                 671          7,047,604
         After five, but within ten years                1,807,032                  -               2,558          1,804,474
         After ten years                                   771,756              4,070              11,616            764,210
------------------------------------------------ ------------------ ------------------ ------------------- ------------------
Total                                                   13,488,249             22,816              18,684         13,492,381
Collateralized mortgage obligations:
         After ten years                                 1,262,163                  -              36,177          1,225,986
Federal Reserve Bank stock                                 236,350                  -                   -            236,350
Federal Home Loan Bank stock                               821,800                  -                   -            821,800
------------------------------------------------ ------------------ ------------------ ------------------- ------------------
Total investment securities available-for-sale         $15,808,562            $22,816             $54,861        $15,776,517
------------------------------------------------ ------------------ ------------------ ------------------- ------------------




                                                                                    1996
                                                 ----------------------------------------------------------------------------
                                                                          Gross              Gross
                                                     Amortized         unrealized          unrealized
                                                       cost               gains              losses           Fair value
------------------------------------------------ ------------------ ------------------ ------------------- ------------------

Obligations of U.S. Treasury and
    government agencies:
         Within one year                                $  542,476             $5,377             $   188         $  547,665
         After one year, but within five years           3,448,135              1,099              13,543          3,435,691
         After ten years                                   931,138              2,040              17,189            915,989
------------------------------------------------ ------------------ ------------------ ------------------- ------------------
Total                                                    4,921,749              8,516              30,920          4,899,345
Collateralized mortgage obligations:
         After ten years                                 1,562,872                  -              48,206          1,514,666
Federal Reserve Bank stock                                 119,350                  -                   -            119,350
Federal Home Loan Bank stock                               674,000                  -                   -            674,000
------------------------------------------------ ------------------ ------------------ ------------------- ------------------
Total investment securities available-for-sale          $7,277,971             $8,516             $79,126         $7,207,361
------------------------------------------------ ------------------ ------------------ ------------------- ------------------


         Expected   maturities  may  differ  from   contractual   maturities  of
mortgage-backed securities and collateralized mortgage obligations because borrowers have the right to prepay their obligations at any time.

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1997 and 1996

-------------------------------------------------------------------------------

(2)      INVESTMENT SECURITIES, CONTINUED

Investment securities held-to-maturity at December 31, 1997 and 1996 are summarized as follows:




                                                                                         1997
                                                      ----------------------------------------------------------------------------
                                                                               Gross              Gross
                                                          Amortized         unrealized          unrealized
                                                            cost               gains              losses           Fair value
----------------------------------------------------- ------------------ ------------------ ------------------- ------------------

Obligations of U.S. Treasury, municipals, and
    government agencies:
         Within one year                                     $   64,973            $   161             $     -         $   65,134
         After one year, but within five years                1,499,692                798                   -          1,500,490
         After ten years                                        411,434              1,719                   -            413,153
----------------------------------------------------- ------------------ ------------------ ------------------- ------------------
Total                                                         1,976,099              2,678                   -          1,978,777
Other securities:
         After one year, but within five years                  656,253              2,337                   -            658,590
         After ten years                                        999,724                  -               2,224            997,500
----------------------------------------------------- ------------------ ------------------ ------------------- ------------------
Total investment securities held-to-maturity                 $3,632,076             $5,015              $2,224         $3,634,867
----------------------------------------------------- ------------------ ------------------ ------------------- ------------------





                                                                                         1996
                                                      ----------------------------------------------------------------------------
                                                                               Gross              Gross
                                                          Amortized         unrealized          unrealized
                                                            cost               gains              losses           Fair value
----------------------------------------------------- ------------------ ------------------ ------------------- ------------------

Municipal securities:
         Within one year                                       $ 99,956             $  527              $    -           $100,483
         After one year, but within five years                   64,939                617                   -             65,556
----------------------------------------------------- ------------------ ------------------ ------------------- ------------------
Total investment securities held-to-maturity                   $164,895             $1,144              $    -           $166,039
----------------------------------------------------- ------------------ ------------------ ------------------- ------------------


         Investment securities totaling $3,212,794 and $2,144,283 at December 31, 1997 and 1996, respectively, were pledged to secure public deposits and for other purposes as required. No investment securities were sold during 1997 or 1996. Realized losses from the sale of securities available-for-sale totaled $3,197 in 1995.

         As a member of the Federal Reserve and Federal Home Loan Bank Systems, Century Bank is required to hold stock in the Federal Reserve Bank of Richmond and the Federal Home Loan Bank of Atlanta. These stocks, which have no stated maturity, are carried at cost since no active trading markets exist.

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1997 and 1996

-------------------------------------------------------------------------------

(3)      LOANS RECEIVABLE

The loan portfolio consists of the following:



                                                                   December 31,
                                                      -------------------------------------
                                                            1997               1996
                                                      ------------------ ------------------

Commercial                                                 $24,132,290        $17,400,323

Real estate - residential                                   29,360,709         20,932,776

Real estate - commercial                                    17,999,360         14,001,133

Real estate - construction                                   1,458,520            462,685

Consumer                                                    13,535,702         11,509,900

Home equity                                                  7,808,051          6,431,425
                                                      ------------------ ------------------
                                                            94,294,632         70,738,242
Unearned income                                               (123,182)           (61,886)
                                                      ------------------ ------------------
                                                            94,171,450         70,676,536
Allowance for loan losses                                     (887,046)          (825,876)
                                                      ------------------ ------------------
Loans, net                                                 $93,284,404        $69,850,480
                                                      ------------------ ------------------


         Loans on which the accrual of interest has been discontinued amounted to approximately $624,000, $272,000, and $8,000, at December 31, 1997, 1996, and
1995, respectively. Interest lost on these nonaccrual loans was approximately $26,000, $17,000, and $1,000, for 1997, 1996, and 1995, respectively. The
Company did not receive any interest paid on these nonaccrual loans in 1997 and received approximately $19,851 and $13,500, for 1996 and 1995, respectively. At December 31, 1997, the Bank has one investment in impaired loans of $42,105 for which there was no specific reserve for impairment. Average impaired loans for 1997 was approximately $12,000.

         Analysis of the activity in the allowance for loan losses is as follows:



                                                                      Year Ended December 31,
                                                      ---------------------------------------------------------
                                                            1997               1996                1995
                                                      ------------------ ------------------ -------------------
Balance, beginning of year                                    $825,876           $740,000            $740,000

Provision for loan losses                                      336,200            160,000              26,347

Loans charged off                                             (451,593)          (256,245)           (198,126)
Recoveries                                                     176,563            182,121             171,779
                                                      ------------------ ------------------ -------------------
Net charge-offs                                               (275,030)           (74,124)            (26,347)
                                                      ------------------ ------------------ -------------------

Balance, end of year                                          $887,046           $825,876            $740,000
                                                      ------------------ ------------------ -------------------

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1997 and 1996

-------------------------------------------------------------------------------

(3)      LOANS RECEIVABLE, CONTINUED

         The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and financial guarantees. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
         Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party. The majority of these guarantees extend until satisfactory completion of the customer's contractual obligations. All standby letters of credit outstanding at December 31, 1997, are collateralized.
         Those instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Credit risk is defined as the possibility of sustaining a loss because the other parties to a financial instrument failed to perform in accordance with the terms of the contract. The Company's maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amounts of those instruments.


                                                                 Contractual or
                                                                 notional amount
                                                                      as of
                                                                  December 31,
                                                      -------------------------------------
                                                            1997               1996
                                                      ------------------ ------------------

Financial instruments whose contract amounts
 represent potential credit risk:
         Commitments to extend credit                       $25,261,000        $19,361,000
         Standby letters of credit                            1,777,000            658,000



         At December 31, 1997, the Company did not have any financial instruments whose notional or contractual amounts exceed the amount of credit risk. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Company evaluates each customer's creditworthiness on a case-by-case basis and requires collateral to support financial instruments when deemed necessary. The amount of collateral obtained upon extension of credit is based on management's evaluation of the counterparty. Collateral held varies but may include deposits held by the Company; marketable securities; accounts receivable; inventory; property, plant and equipment; and income-producing commercial properties.
         Most of the Company's business activity is with customers located in the District of Columbia, Maryland, and Northern Virginia. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in conditions in these markets. Industry concentrations in excess of 10 percent of total loans where the borrowers as a group might be affected similarly by economic changes consist of loans to members of the legal profession and the health care profession. Century Bank offers lines of credit, home equity lines, and mortgage loans to these groups. The aggregate total of loans to such groups was approximately $17.8 million and $11.5 million, respectively, as of December 31, 1997. The aggregate total of loans to such groups was approximately $17.7 million and $9.4 million, respectively, as of December 31, 1996. The amount of such loans which are past due or considered by management to be potential problem loans is not material.

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1997 and 1996

-------------------------------------------------------------------------------


(4)      RELATED PARTIES

         An analysis of the activity of loans to directors, officers, and their affiliates during the years ended December 31, 1997 and 1996, is as follows:



                                                            Year Ended December 31,
                                                             1997               1996
                                                      ------------------ ------------------

Balance, beginning of year                                  $2,661,708         $3,320,113

Additions                                                      939,478             29,961
Payments                                                       (90,652)          (688,366)
                                                      ------------------ ------------------

Balance, end of year                                        $3,510,534         $2,661,708
                                                      ------------------ ------------------



         In the opinion of management, all transactions entered into between the Company and such related parties have been and are in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons. Unfunded commitments to related parties totaled approximately $282,000 and $938,000 at December 31, 1997 and 1996, respectively.

         Also, included in professional fees are legal fees paid to law firms whose partners are directors of the Company or the Bank, totaling $282,536, $139,611, and $102,000 for the years ended December 31, 1997, 1996, and 1995, respectively.



(5)      LEASEHOLD IMPROVEMENTS, FURNITURE, AND EQUIPMENT

Leasehold improvements, furniture, and equipment consist of the following:



                                                                    December 31,
                                                              1997            1996
                                                      ------------------ ------------------

Leasehold improvements                                    $  1,459,696       $  1,248,990
Furniture and equipment                                      2,828,881          2,398,978
                                                      ------------------ ------------------
                                                             4,288,577          3,647,968
Less accumulated depreciation and amortization              (2,579,590)        (2,089,721)
                                                      ------------------ ------------------

Balance, end of year                                      $  1,708,987       $  1,558,247
                                                      ------------------ ------------------



         Depreciation and amortization expense was $502,556, $407,175, and $151,471 for 1997, 1996, and 1995, respectively.

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1997 and 1996

-------------------------------------------------------------------------------


(6)      DEPOSITS

Major classifications of deposits consist of the following:



                                                                  December 31,
                                                            1997               1996
                                                      ------------------ ------------------

Noninterest-bearing - demand deposits                       $26,225,119        $24,064,454

Interest-bearing:
    NOW accounts                                             18,505,617         13,852,112
    Savings accounts                                         16,357,774          3,594,587
    Money market accounts                                    24,999,539         24,231,842
    Certificates of deposit--less than $100,000              27,065,335         10,072,924
    Certificates of deposit--$100,000 and over               16,451,648         15,169,291
                                                     ------------------ ------------------
Total interest-bearing                                      103,379,913         66,920,756
                                                     ------------------ ------------------

Total deposits                                             $129,605,032        $90,985,210
                                                     ------------------ ------------------



         Certificates of deposit of $37,823,880 have remaining maturities of one year or less as of year-end 1997. Certificates of deposit with a remaining term of more than one year as of December 31, 1997, are as follows:



           Year Ending
          December 31,
----------------------------------------------------------------------------------------
1999                                                                         $2,662,536
2000                                                                          1,241,210
2001                                                                            727,785
2002                                                                            939,921
2003                                                                             19,581
Thereafter                                                                      102,070
                                                                    --------------------

Total                                                                        $5,693,103
                                                                    --------------------




         In October 1997, Century Bank acquired deposit accounts totaling approximately $28.0 million. This acquisition included a premium of $1.5 million to be amortized over an estimated life of ten years on a straight-line basis. Also, in September 1994, Century Bank acquired deposit accounts of approximately $9.1 million, for which it paid a premium of $366 thousand. Total amortization was $68 thousand in 1997 and $48 thousand in 1996.

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1997 and 1996

-------------------------------------------------------------------------------


(7)      OTHER BORROWINGS

Other borrowings consists of advances from the Federal Home Loan Bank of Atlanta and deposits received in the Bank's U.S. Treasury Tax and Loan Account. Balances outstanding are shown below:




                                                                      Year Ended December 31,
                                                      ---------------------------------------------------------
                                                            1997               1996                1995
                                                      ------------------ ------------------ -------------------

Federal Home Loan Bank:
    Ending balance                                          $7,422,619         $7,750,000          $2,000,000
    Daily average balance for the period                     7,397,407          4,559,202           2,924,163
    Maximum outstanding balance at a month-end               7,675,000          7,800,000           4,000,000
    Daily average interest rate for the period                    6.75%              5.99%               5.46%
    Average interest rate on period end balance                   6.73               6.73                6.10

Treasury Tax and Loan Account
    Ending balance                                            $776,224           $715,877          $1,807,909
    Daily average balance for the period                       370,944            392,740             473,062
    Maximum outstanding balance at a month-end                 776,224            829,352             710,501
    Daily average interest rate for the period                    4.61%              4.64%               4.60%
    Average interest rate on period end balance                   5.27               5.16                2.00



         FHLB advances with original maturities in excess of one year are summarized as follows:



                                                                  December 31,
                                                      -------------------------------------
                                                            1997               1996
                                                      ------------------ ------------------
6.60% fixed rate, due 1999                                   $  300,000         $  300,000
6.85% fixed rate, due 2001                                      300,000            300,000
6.57% fixed rate, due 2001                                    1,200,000          1,600,000
6.66% fixed rate, due 2002                                    1,600,000          2,000,000
6.30% fixed rate, due 2006                                      800,000            800,000
7.34% fixed rate, due 2006                                    1,000,000          1,000,000
6.94% fixed rate, due 2006                                      750,000            850,000
6.65% fixed rate, due 2017                                      561,000                  -
                                                      ------------------ ------------------

                                                             $6,511,000         $6,850,000
                                                      ------------------ ------------------



         The Bank has been advised by the FHLB that it has a total credit availability of $19.9 million. The FHLB credit availability does not represent a firm commitment by the FHLB. Rather, it is the FHLB's assessment of what the Bank could borrow given the Bank's current financial condition. The credit availability is subject to change at any time based upon the Bank's financial condition and that of the FHLB, as well as changes in FHLB policies or Congressional mandates. At December 31, 1997, the Bank's available credit from the FHLB was $12.5 million.

         In connection with its borrowings from the FHLB, the Bank is required to own FHLB stock. At December 31, 1997, the Bank's investment in FHLB stock had a par and carrying value of $821,800 and was automatically pledged against FHLB advances. Advances from the FHLB are secured by a blanket floating lien on the Bank's residential, one-to-four family first mortgage loans.

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1997 and 1996

-------------------------------------------------------------------------------


(8)      STOCKHOLDERS' EQUITY

         COMMON STOCK

The Company is authorized to issue 5 million shares of Common Stock, par value $1.00. At December 31, 1997, the Company had 2,209,229 shares outstanding.
         On September 26, 1997, the Company issued 977,500 shares of Common Stock, at a price of $7.25 per share. The net proceeds from the sale of Common Stock totaled approximately $6.3 million.
         On November 14, 1995, the Company issued 173,912 Units pursuant to an Offering made on September 15, 1995, to existing holders of the Company's Common and Preferred Stock (see below). Each Unit consisted of one share of Common Stock and one Warrant. The offering price was $5.75 per Unit. Of the 173,912 Units issued, 35,814 Units were exchanged for 27,449 shares of the Company' Series A Cumulative Convertible Preferred Stock. The remaining 138,098 Units were sold for cash, with net proceeds totaling $711,187.
         Each Warrant entitled the holder thereof to purchase one share of Common Stock at a price of $5.75 per share, subject to adjustment. As a result of stock dividends declared in 1997 and 1996, the terms of the Warrants have been adjusted to the effect that as of December 31, 1997, each Warrant entitles the holder to purchase 1.1235 shares of Common Stock at an adjusted price of $5.12 per share. The Warrants may be exercised at any time from November 15, 1996 through November 16, 1998. The Warrants may be repurchased by the Company at any time on and after November 14, 1997, at a price of $.26 per Warrant. As of December 31, 1997, there were 164,766 Warrants outstanding, entitling holders to purchase an aggregate 185,115 shares of Common Stock.


     INCOME PER COMMON SHARE

In accordance with SFAS No. 128, the calculation of basic income per common share and diluted income per common share is detailed below:



                                                                       Years Ended December 31,
                                                         ----------------------------------------------------
                                                               1997             1996              1995
                                                         ----------------- ---------------- -----------------

Basic Income Per Share:
Net income                                                       $336,158         $278,579          $612,654
Less:  Dividends paid on preferred stock                               --               --            40,184
                                                         ----------------- ---------------- -----------------
Net income applicable to common stock                            $336,158         $278,579          $572,470

Weighted-average common shares outstanding                      1,477,435        1,185,133           996,819
                                                         ----------------- ---------------- -----------------

Basic income per share                                              $0.23            $0.24             $0.57

Diluted Income Per Share:

Net income applicable to common stock                            $336,158         $278,579          $572,470

Weighted-average common shares outstanding                      1,477,435        1,185,133           996,819
Dilutive effect of warrants and stock options                     122,982           71,304            51,619
                                                         ----------------- ---------------- -----------------
Diluted weighted-average
  common shares outstanding                                     1,600,417        1,256,437         1,048,438
                                                         ----------------- ---------------- -----------------

Diluted income per share                                            $0.21            $0.22             $0.55


CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1997 and 1996

-------------------------------------------------------------------------------

(9)      BENEFIT AND INCENTIVE PLANS

         DEFERRED COMPENSATION PLAN

The Company has a deferred compensation plan for its board of directors and Century Bank's board of directors, with certain limitations. Each director may elect to enter into an agreement in lieu of receiving director's fees in cash. The agreements generally provides for the purchase of life insurance for each participating director and the payment of a retirement benefit for 15 years after retirement, with certain death provisions. The retirement benefit granted under the agreement vest pursuant to a schedule, with 20% of the benefit vesting each year over a five-year period. As of December 31, 1997, the net present value of the deferred compensation liability for all directors totaled approximately $544,000, compared with $448,000 for 1996. Expenses related to the deferred compensation program totaled $84,000 for 1997, $112,000 for 1996, and $139,000 for 1995.

         STOCK OPTION PLANS

Pursuant to the Century Bancshares, Inc. 1994 Stock Option Plan ("1994 Plan") the Company in 1994 reserved 150,000 shares of its common stock for the issuance of incentive stock options and nonqualified stock options to directors and key employees. As of December 31, 1997, after adjusting for stock dividends and stock option activity, there are 166,551 shares of stock reserved for issuance pursuant to the 1994 Plan, of which 148,247 shares are reserved for outstanding options and 18,304 shares are reserved for future option grants. These options are granted for terms of 7 to 10 years, with directors having immediate vesting and employees vesting 25 percent (of the original grant) after each six, eighteen, thirty and forty-two month periods of continued service.
         In addition, there remain outstanding certain options granted to directors and key employees under two prior option plans ("Prior Plans") which expired in 1992 and 1993. As of December 31, 1997, after adjusting for stock dividends and stock option activity, there are 28,367 shares of stock reserved for issuance pursuant to options granted under the Prior Plans, which options are still valid and were not affected by the Plans' expiration. As of December 31, 1997, all options granted under the Prior Plans are fully exercisable.
         In connection with the 5 percent stock dividend effective July 31, 1993, March 31, 1994, March 31, 1995, and May 7, 1997, in addition to the 7 percent stock dividend effective March 31, 1996, the number of shares subject to any outstanding options, the exercise price per share, and the number of shares reserved for the issuance of future options have been appropriately and equitably adjusted, pursuant to the stock option plans, so as to maintain the proportionate number of shares without changing the aggregate option price. In the tables below, the shares and prices per share have been adjusted to reflect the stock dividends.

         Stock option transactions for the years ended December 31, 1997, 1996, and 1995, are summarized as follows:



                                               1997                            1996                            1995
                                    ---------------------------     ---------------------------     ---------------------------
                                                   Weighted-                       Weighted-                       Weighted-
                                                    average                         average                         average
                                                    exercise                        exercise                        exercise
Fixed options                          Shares        price             Shares        price             Shares        price
----------------------------------- ------------- -------------     ------------- -------------     ------------- -------------

Outstanding at beginning of year        155,068          $3.83          159,001          $3.32          146,677          $3.11
Granted                                  45,462           6.95           33,985           6.00           34,955           5.75
Exercised                               (17,699)          2.45          (26,934)          3.16          (14,252)          2.80
Forfeited                                (6,217)          6.30          (10,984)          5.18           (8,379)          7.18
----------------------------------- ------------- ------------- --- ------------- ------------- --- ------------- -------------
Outstanding at end of year              176,614          $4.68          155,068          $3.81          159,001          $3.32
----------------------------------- ------------- ------------- --- ------------- ------------- --- ------------- -------------

Options exercisable at year-end         154,876          $4.40          141,582          $3.68          137,849          $3.21
Weighted-average fair value of
    options granted                       $3.07                           $2.09                           $1.82


CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1997 and 1996

-------------------------------------------------------------------------------


(9)      BENEFIT AND INCENTIVE PLANS, CONTINUED

         STOCK OPTION PLANS, CONTINUED

         The  following  table  summarizes   information   about  stock  options
outstanding at December 31, 1997:



                                                      Options outstanding         Options exercisable
                                                   --------------------------- ---------------------------
                                                    Weighted-
                                                     average      Weighted-                   Weighted-
                                       Number       remaining      average                     average
                                     of options    contractual     exercise       Number       exercise
Range of exercise prices             outstanding     (years)        price      exercisable      price
----------------------------------- -------------- ------------- ------------- ------------- -------------
$1.54 to $2.00                             13,204      0.6              $1.58        13,204         $1.58
$2.01 to $3.00                             35,264      2.0               2.55        35,264          2.55
$3.01 to $4.00                              2,834      2.1               3.33         2,834          3.33
$4.01 to $5.00                             27,366      3.3               4.03        27,366          4.03
$5.01 to $6.00                             55,359      6.3               5.43        49,967          5.41
$6.01 to $8.81                             42,587      9.4               6.95        26,241          6.88
----------------------------------- -------------- ------------- ------------- ------------- -------------
$1.54 to $8.81                            176,614      5.2              $4.68       154,876         $4.40
----------------------------------- -------------- ------------- ------------- ------------- -------------



         The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: no dividends for either year, expected volatility of 29 percent in 1997 and 20 percent for both 1996 and 1995, risk free interest rates of 5.8 percent for 1997, 6.3 percent for 1996 and 5.8 percent for 1995, along with expected lives of 7 years for 1997 and 1996 and 5 years for 1995.
         As the Company continues to apply APB Opinion No. 25 in accounting for its stock options, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:



                                                            1997               1996                1995
                                                      ------------------ ------------------ -------------------

Net income, as reported                                        $336,158           $278,579            $612,654
Net income, pro forma                                           298,320            244,585             586,074
Diluted earnings per share, as reported                             .21                .22                 .55
Diluted earnings per share, pro forma                               .19                .19                 .53



         Pro forma net income reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options vesting period and compensation costs for options granted prior to January 1, 1995 are not considered.


         EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) plan which covers substantially all employees. Participants may contribute up to 6 percent of their compensation. The Company matches 50 percent of participant contributions to the Plan. This matching contribution totaled approximately $17,000 for the year ended 1997 and $21,000 for each of the years ended December 31, 1996, and 1995.

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1997 and 1996

-------------------------------------------------------------------------------

(10)     INCOME TAXES

The provision for taxes on income for the years ended December 31, 1997, 1996, and 1995, consisted of the following:



                                                            1997               1996                1995
                                                      ------------------ ------------------ -------------------

Current federal income tax                                    $304,721           $289,329             627,042
Current state income tax                                        90,251             73,503             127,114
                                                      ------------------ ------------------ -------------------
    Total current income tax                                   394,972            362,832             754,156

Deferred Federal income tax benefit                           (117,497)           (68,715)           (370,563)
Deferred state income tax benefit                              (43,873)           (19,418)            (72,148)
                                                      ------------------ ------------------ -------------------
    Total deferred income tax benefit                         (161,370)           (88,133)           (442,711)
                                                      ------------------ ------------------ -------------------
Total income tax                                              $233,602           $274,699             311,445
                                                      ------------------ ------------------ -------------------



         The difference between the statutory federal income tax rates and the effective income tax rates for 1997, 1996, and 1995, are as follows:




                                                            1997               1996                1995
----------------------------------------------------- ------------------ ------------------ -------------------

Statutory federal income tax rate                                34.0 %              34.0%              34.0 %
State income taxes, net of federal benefit                        5.4                 6.4                3.5
Nondeductible expenses                                            2.6                 8.1                  -
Other                                                            (1.0)                1.1               (3.8)
----------------------------------------------------- ------------------ ------------------ -------------------
Effective income tax rate                                        41.0 %              49.6%              33.7 %
----------------------------------------------------- ------------------ ------------------ -------------------



         The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996:



                                                            1997               1996
                                                      ------------------ ------------------

ASSETS:
Fixed assets                                                   $ 84,289           $107,629
Bad debts                                                       318,827            221,393
Deferred rent expense                                            44,703             57,869
Deferred loan fees                                               49,987             25,113
Vacation pay accrual                                             20,479             21,996
Directors' deferred compensation                                220,749            188,412
Intangibles                                                      22,254              7,389
                                                      ------------------ ------------------
Deferred tax assets                                             761,288            629,801

LIABILITIES:
Federal Home Loan Bank stock dividends                          (11,484)           (11,484)
Unrealized losses on investments designated as
    available-for-sale recognized for tax purposes               11,217             (5,897)
Other                                                           (56,444)           (86,327)
                                                      ------------------ ------------------
Deferred tax liabilities                                        (56,711)          (103,708)
                                                      ------------------ ------------------
Net deferred tax asset attributable to operations               704,577            526,093
Unrealized losses on investments available-for-
    sale charged directly to stockholders' equity               (11,217)             5,897
                                                      ------------------ ------------------
Net deferred tax asset                                         $693,360           $531,990
                                                      ------------------ ------------------


Net deferred tax assets of $693,360 and $531,990 at December 31, 1997 and 1996, respectively, are included in other assets. The Company has not established a valuation allowance for deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not some portion or all of the deferred tax assets will not be realized. Based on the level of historical taxable income during the carryback period and the reversal of certain deferred tax liabilities, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1997 and 1996

-------------------------------------------------------------------------------


(11)     RESERVE BALANCES, FUNDS RESTRICTION, COMMITMENTS AND CONTINGENCIES

         RESERVE BALANCES

Under Federal Reserve Board regulations, banks are required to maintain cash reserves against certain categories of deposit liabilities. Cash balances qualified to meet these reserve requirements consist of vault cash and balances on deposit with the Federal Reserve Bank. Such restricted cash balances are included in "Cash and due from banks" in the consolidated statements of financial condition and amount to approximately $1 million at year-end 1997 and $226,000 at year-end 1996.

         FUNDS RESTRICTIONS

Dividends paid to the Company by Century Bank are subject to restrictions by regulatory agencies. As of December 31, 1997, approximately $1.4 million was available to be paid to the Company in dividends from Century Bank, pursuant to such regulatory restrictions. As described in Note 12--Capital and Liquidity, regulatory agencies have established laws and guidelines with respect to the maintenance of appropriate levels of bank capital that could further limit the amount available for payment of dividends by Century Bank under regulatory restrictions if applied in the future.


         COMMITMENTS AND CONTINGENCIES

The Company leases its banking facilities under operating leases providing for payment of fixed rentals and providing for pass-through of certain landlord expenses, with options to renew. Rental expense was approximately $399,000, $327,000, and $324,000 for the years ended December 31, 1997, 1996, and 1995, respectively. Total future minimum rental payments at December 31, 1997, are as follows:



            Year Ending
           December 31,
------------------------------------------------------------------------

1998                                                         $  550,000
1999                                                            519,000
2000                                                            520,000
2001                                                            528,000
2002                                                            338,000
Thereafter                                                      389,000
                                                      ------------------
Total                                                        $2,844,000
                                                      ------------------


CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1997 and 1996

-------------------------------------------------------------------------------


(12)     CAPITAL AND LIQUIDITY

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires regulators to classify insured depository institutions into one of five tiers based upon their relative capital strengths and to increase progressively the degree of regulation over the weaker ones, limits the pass-through deposit insurance treatment of certain types of accounts, adopts a "Truth in Savings" program, calls for the adoption of risk-based premiums on deposit insurance, and requires banks to observe insider credit underwriting procedures no less strict than those applied to comparable non-insider transactions.
         The Financial Institutions Reform, Recovery and Enforcement Act (FIRREA) of 1989 requires depository institutions to maintain minimum capital levels. In addition to its capital requirements, FIRREA includes provisions for changes in the federal regulatory structure for institutions, including a new deposit insurance system, increased deposit insurance premiums, and restricted investment activities with respect to noninvestment grade corporate debt and certain other investments.
         Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments  by the  regulators  about  components,  risk  weightings,  and  other factors.
         Quantitative measures established by regulation to ensure capital adequacy require the Company and Century Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.
         As of December 31, 1997, the most recent notification from the OCC categorized Century Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Century Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's category.
         The following tables present the actual and required capital information for the Company and Century Bank:



                                                                                                      To be well
                                                                                                   capitalized under
                                                                             For capital           prompt corrective
                                                      Actual              adequacy purposes        action provisions
                                             ------------------------- ------------------------ ------------------------
                                               Amount        Ratio       Amount       Ratio       Amount       Ratio
-------------------------------------------- ------------ ------------ ------------ ----------- ----------- ------------

AS OF DECEMBER 31, 1997
Total Capital (to Risk Weighted Assets):
    Century Bancshares                       $12,686,803       13.19%   $7,693,644       8.00%         n/a          n/a
    Century National Bank                      9,861,672       10.26%    7,686,055       8.00%  $9,607,569       10.00%
Tier 1 Capital (to Risk Weighted Assets):
    Century Bancshares                        11,799,757       12.27%    3,846,822       4.00%         n/a          n/a
    Century National Bank                      8,974,716        9.34%    3,843,028       4.00%   5,764,541        6.00%
Tier 1 Capital (to Average Assets):
    Century Bancshares                        11,799,757        8.83%    5,346,792       4.00%         n/a          n/a
    Century National Bank                      8,974,716        6.44%    5,572,560       4.00%   6,965,700        5.00%


CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1997 and 1996

-------------------------------------------------------------------------------


(12)     CAPITAL AND LIQUIDITY, CONTINUED



                                                                                                    To be well
                                                                                                 capitalized under
                                                                           For capital           prompt corrective
                                                     Actual             adequacy purposes        action provisions
                                             ------------------------ ----------------------- ------------------------
                                               Amount       Ratio       Amount      Ratio       Amount       Ratio
-------------------------------------------- ----------- ------------ ----------- ----------- ------------ -----------

AS OF DECEMBER 31, 1996
Total Capital (to Risk Weighted Assets):
    Century Bancshares                       $7,346,745       10.13%  $5,803,841       8.00%          n/a         n/a
    Century National Bank                     7,453,630       10.29%   5,792,880       8.00%   $7,241,100      10.00%
Tier 1 Capital (to Risk Weighted Assets):
    Century Bancshares                        6,520,869        8.99%   2,901,920       4.00%          n/a         n/a
    Century National Bank                     6,627,754        9.15%   2,896,440       4.00%    4,344,660       6.00%
Tier 1 Capital (to Average Assets):
    Century Bancshares                        6,520,869        6.35%   4,110,634       4.00%          n/a         n/a
    Century National Bank                     6,627,754        6.44%   4,114,080       4.00%    5,142,600       5.00%


CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1997 and 1996

-------------------------------------------------------------------------------


(13)     PARENT COMPANY-ONLY FINANCIAL STATEMENTS

The  Century  Bancshares,   Inc.  (parent   company-only)   condensed  financial
statements are as follows:

                        Statements of Financial Condition
                           December 31, 1997 and 1996


                                                                                      1997                 1996
                                                                              --------------------- --------------------

Assets
Cash and cash equivalents                                                             $ 3,041,413           $   29,121
Investment in Century Bank                                                             10,710,484            6,856,926
Other assets                                                                               91,462              112,668
                                                                              --------------------- --------------------
    Total Assets                                                                      $13,843,359           $6,998,715
                                                                              --------------------- --------------------

Liabilities and Stockholders' Equity
Liabilities:
Other liabilities                                                                     $   307,833           $  248,674
                                                                              --------------------- --------------------
    Total Liabilities                                                                     307,833              248,674
Stockholders' Equity:
Common stock                                                                            2,209,229            1,146,028
Additional paid-in capital                                                             10,695,480            4,870,856
Retained earnings                                                                         651,646              779,057
Unrealized loss on investment securities available-for-sale, net of tax                   (20,829)             (45,900)
effect
                                                                              --------------------- --------------------
    Total Stockholders' Equity                                                         13,535,526            6,750,041

                                                                              --------------------- --------------------
    Total Liabilities and Stockholders' Equity                                        $13,843,359           $6,998,715
                                                                              --------------------- --------------------




                            Statements of Operations
                  Years ended December 31, 1997, 1996, and 1995



                                                                1997                  1996                 1995
                                                         -------------------- --------------------- --------------------

INCOME:
Interest income                                                     $ 35,421            $       -            $       -
Other income                                                               -                1,659                  929
                                                         -------------------- --------------------- --------------------
    Total Income                                                      35,421                1,659                  929

EXPENSE:
Professional fees                                                          -              111,754              112,663
Other expenses                                                        22,414               15,914               50,915
                                                         -------------------- --------------------- --------------------
    Total Expense                                                     22,414              127,668              163,578
                                                         -------------------- --------------------- --------------------
Net income (loss) before income tax benefit and
    equity in undistributed earnings of bank subsidiary               13,007             (126,009)            (162,649)
Income tax expense (benefit)                                           5,333                    -              (55,702)
                                                         -------------------- --------------------- --------------------
Net income before equity in undistributed earnings
    of bank subsidiary                                                 7,674             (126,009)            (106,947)
Equity in undistributed earnings of Century Bank                     328,484              404,588              719,601
                                                         -------------------- --------------------- --------------------
NET INCOME                                                          $336,158            $ 278,579            $ 612,654
                                                         -------------------- --------------------- --------------------

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1997 and 1996

-------------------------------------------------------------------------------


(13)     PARENT COMPANY-ONLY FINANCIAL STATEMENTS, CONTINUED


                            Statements of Cash Flows
                  Years ended December 31, 1997, 1996, and 1995


                                                                1997                  1996                 1995
                                                         -------------------- --------------------- --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $   336,158             $ 278,579            $ 612,654
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Undistributed earnings of subsidiary                             (328,484)             (404,588)            (719,601)
  Decrease in other assets                                           21,203                     -              134,416
  Increase (decrease) in other liabilities                           59,159                14,083             (178,584)
                                                         -------------------- --------------------- --------------------
Net cash provided by (used in) operating activities                  88,036              (111,926)            (151,115)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contributions to subsidiary                              (3,500,000)                    -             (400,000)
                                                         -------------------- --------------------- --------------------
Net cash used in investing activities                            (3,500,000)                    -             (400,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of preferred stock                                             -                     -             (254,085)
Issuance of common stock                                          6,424,256                85,156              734,634
Preferred stock dividends paid                                            -                  (878)             (40,184)
                                                         -------------------- --------------------- --------------------
Net cash provided by financing activities                         6,424,256                84,278              440,365

                                                         -------------------- --------------------- --------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              3,012,292               (27,648)            (110,750)
Cash and cash equivalents, beginning of year                         29,121                56,769              167,519
                                                         -------------------- --------------------- --------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                          $ 3,041,413             $  29,121            $  56,769
                                                         -------------------- --------------------- --------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                   $         -           $         -          $         -
Income taxes paid                                                         -                     -               11,222

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1997 and 1996

-------------------------------------------------------------------------------


(14)     FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS No. 107), requires the disclosure of estimated fair values for financial instruments. Quoted market prices, if available, are utilized as an estimate of the fair value of financial instruments. Because no quoted market prices exist for a portion of the Company's financial instruments, the fair value of such instruments has been derived based on management's assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates. Accordingly, the net realizable value could be materially different from the estimates presented below. In addition, the estimates are only indicative of individual financial instruments' values and should not be considered an indication of the fair value of the Company taken as a whole.

CASH, INTEREST BEARING DEPOSITS WITH OTHER BANKS, AND FEDERAL FUNDS SOLD: For cash and due from banks, interest-bearing deposits with other banks, and federal funds sold; the carrying amount approximates fair value.

Investment Securities: For these instruments, fair values are based on published market or dealer quotes.

LOANS, NET OF UNEARNED INCOME: For variable rate loans that reprice on a scheduled basis, fair values are based on carrying values. The fair value of the remaining loans are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

NONINTEREST-BEARING DEPOSITS: The fair value of these deposits is the amount payable on demand at the reporting date.

INTEREST-BEARING DEPOSITS: The fair value of demand deposits, savings accounts, and money market deposits with no defined maturity is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated by discounting the future cash flows using the current rates at which similar deposits would be accepted.

OTHER BORROWINGS: The carrying amount for variable rate borrowings approximate the fair values at the reporting date. The fair values of the fixed rate borrowings are estimated by discounting the future cash flows using interest rates currently available for borrowings with similar terms and remaining maturities.

OFF-BALANCE SHEET ITEMS: Century Bank has reviewed the unfunded portion of commitments to extend credit, as well as standby and other letters of credit, and has determined that the fair value of such instruments are not material.

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1997 and 1996

-------------------------------------------------------------------------------


(14)     FAIR VALUES OF FINANCIAL INSTRUMENTS, CONTINUED


The estimated fair values of the Company's financial instruments at December 31, 1997 and 1996 are as follows:



                                                             1997                               1996
                                               ---------------------------------- ----------------------------------
                                                  Carrying            Fair            Carrying           Fair
                                                    Value            Value             Value             Value
                                               ---------------- ----------------- ----------------- ----------------

Financial Assets:
Cash and due from banks                           $  7,069,139      $  7,069,139       $ 8,363,911      $ 8,363,911
Federal funds sold                                   5,000,000         5,000,000        11,436,000       11,436,000
Interest bearing deposits with other banks          22,223,037        22,223,037         6,823,077        6,823,077
Investment securities                               19,408,593        19,411,384         7,372,256        7,373,400
Loans, net of unearned income                       94,171,450        93,381,358        70,676,356       69,867,616

Financial Liabilities:
Noninterest-bearing deposits                      $ 26,225,119      $ 26,225,119       $24,064,454      $24,064,454
Interest-bearing deposits                          103,379,913       103,448,942        66,920,756       67,053,793
Other borrowings                                     8,198,843         8,318,962         8,465,877        8,465,877






(15)     ACQUISITIONS AND INTANGIBLES

On October 10, 1997, the Company completed the previously announced purchase and assumption of the deposits and certain other liabilities of the branch of Eastern American Bank, FSB ("Eastern American") located at 6832 Old Dominion Drive, McLean Virginia (the "McLean Branch"). As part of the transaction, the Company's wholly-owned subsidiary, Century National Bank assumed approximately $28.0 million in deposits at the McLean Branch, and also assumed the obligations under the related lease and acquired approximately $9.0 million in mortgage loans from Eastern American's portfolio, in addition to $0.2 million in equipment and other assets.
         The assumption of the deposits and other liabilities by the Bank was made pursuant to a Purchase and Assumption Agreement between the Bank and Eastern American dated July 24, 1997, as amended August 15, 1997 and October 10, 1997. In consideration of the assumption of the deposits and liabilities, Eastern American made a cash transfer to the Bank on the closing date of approximately $17.3 million, representing the total amount of the liabilities assumed, less the sum on the closing date of (i) the value of the vault cash at the McLean Branch, (ii) the net book value of the leasehold improvements and the personal property located at the McLean Branch, (iii) the amount of the security deposit related to the lease of the McLean Branch, (iv) the unpaid balance of the designated mortgage loans and certain overdraft protection loans, (v) certain proration items, and (vi) a deposit premium of approximately $1.5 million, equal to 5.6% of the balance of the deposits assumed as of the closing date, excluding deposits of affiliates of Eastern American and certain other types of deposits. The acquisition premium of $1.5 million will be amortized over the estimated life of the deposit account relationship on a straight-line basis. Total accumulated amortization at December 31, 1997 was $32,000, as was the amount of amortization expense for the 1997 year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There was no reported disagreement on any matter of accounting principles or procedures of financial statement disclosure during 1997 with the Company's independent public accountants.



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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      The Following Documents are Filed as Part of this Report:

         1.       Financial Statements                                   Page

                  Independent Auditors' Report                             27
                  Consolidated Statements of Financial Condition           28
                  Consolidated Statements of Operations                    29
                  Consolidated Statements of Stockholders' Equity          30
                  Consolidated Statements of Cash Flows                    31
                  Notes to Consolidated Financial Statements               32

         2.       Financial Statement Schedules

                  No schedules are included because either they are not applicable or the required information is shown in the financial statements or notes thereto.

         3.       Exhibits

         3.1 Certificate of Incorporation, as amended of the Company. (Incorporated by reference from Exhibit 3.1 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-14417)).

         3.2      Bylaws of the Company. (Incorporated by reference from Exhibit
                  3.2 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-14417)).

         3.3 Articles of Association of the Bank. (Incorporated by reference from Exhibit 3.3 of the Registrant's
                  Registration Statement on Form S-1 (Registration
                  No. 333-14417)).

         4.1 Form of Warrant to Purchase Common Stock of Century Bancshares, Inc. (Incorporated by reference from Exhibit 4.1 of the Registrant's Registration Statement on Form S-1 (Registration No.
                  333-14417)).

         4.2 Form of Common Stock certificate. (Incorporated by reference from Exhibit 4.2 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-14417)).

         10.1 Century Bancshares, Inc. 1994 Stock Option Plan. (Incorporated by reference from Exhibit 10.1 of the Registrant's Registration Statement on Form S-1
                  (Registration No. 333-14417)).

         10.2 Incentive Stock Option Plan for Key Employees, as amended. (Incorporated by reference from Exhibit 10.2 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-14417)).

         10.3 Nonqualified Stock Option Plan for Key Employees, as amended. (Incorporated by reference from Exhibit 10.3 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-14417)).

         10.4 Nonqualified Stock Option Plan for Directors, as amended. (Incorporated by reference from Exhibit 10.4 of the Registrant's Registration Statement on Form S-1
                  (Registration No. 333-14417)).

         10.5 Form of Director Compensation Agreement between the Company and its directors. (Incorporated by reference from Exhibit
                  10.5 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-14417)).

         10.6 Form of Indemnity Agreement between Company and the persons named therein. (Incorporated by reference from Exhibit 10.6 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-14417)).

         10.7 Employment Agreement dated September 1, 1996, between the Company and Mr. Joseph S. Bracewell. (Incorporated by reference from Exhibit 10.7 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-14417)).

         10.8 Lease Agreement dated January 3, 1995, between the Bank and Pennsylvania Building Associates. (Incorporated by reference from Exhibit 10.8 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-14417)).

         10.9 Lease and Services Agreement dated November 17, 1995, between ALLIANCE Greensboro, L.P., a Delaware limited partnership d/b/a/ ALLIANCE Business Centers, and the Bank. (Incorporated by reference from Exhibit 10.9 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-14417)).

         10.10 Retail Lease dated January 14, 1982, between the Square 106 Associates and the Bank, as amended on March 14, 1984, December 18, 1991, February 12, 1992, October 27, 1995, and June 1, 1996. (Incorporated by reference from Exhibit 10.10 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-14417)).

         10.11 Sublease Agreement, dated May 1, 1992, between the Company and the Bank. (Incorporated by reference from Exhibit 10.11 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-14417)).

         10.12 Sublease Agreement dated November 1996, effective as of February 1, 1997, by and between Chevy Chase Bank, F.S.B., and Century National Bank. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (SEC File No.--0-16234)).

         11*      Statement regarding computation of per share earnings.

         21*      Subsidiaries of the Registrant.

         24* Powers of Attorney from certain of the directors of Century Bancshares, Inc. whose signatures are to be affixed to this Form 10-K for the year ended December 31, 1997.

         27*      Financial Data Schedule.
---------------
* Filed herewith.


(b)      Reports On Form 8-K.

         On October 10, 1997, the Company filed a Form 8-K, announcing the completion of the purchase and assumption of the deposits and certain other liabilities of a branch from Eastern American Bank, FSB.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CENTURY BANCSHARES, INC.
                                               (Registrant)

                                       By:     /s/ JOSEPH S. BRACEWELL
                                          -----------------------------
                                                  Joseph S. Bracewell
                                          Chairman of the Board, President and
                                               Chief Executive Officer

                                       By:     /s/ JAMES T. DUKE
                                           -----------------------------
                                                    James T. Duke
                                              Senior Vice President and
                                               Chief Financial Officer
                                              (Principal Financial and
                                                  Accounting Officer)

Dated:   March 27, 1998.


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on the 27 day of March, 1998.




              /s/ JOSEPH S. BRACEWELL                             Chairman of the Board, President and
-----------------------------------------------------             Chief Executive Officer
                Joseph S. Bracewell

                         *                                        Director
-----------------------------------------------------
                   *George Contis

                         *                                        Director
-----------------------------------------------------
                   *John R. Cope

                         *                                        Director
-----------------------------------------------------
                *Bernard J. Cravath

                         *                                        Director
-----------------------------------------------------
                   *Neal R. Gross

                         *                                        Director
-----------------------------------------------------
               *Joseph H. Koonz, Jr.

                                                                  Director
-----------------------------------------------------
                   William McKee

                         *                                        Director
-----------------------------------------------------
                *William C. Oldaker




*By:                /s/ Joseph S. Bracewell
-----------------------------------------------------
                  ATTORNEY-IN-FACT

                  Index to Exhibits


Exhibit No.                                 Description
------------------------------------------------------------------------------




         11                         Earnings per share computation.

         21                         List of Subsidiaries.

         24                         Power of Attorney.

         27                         Financial Data Schedule.