Form 10-Q
period 1998-03-31
CENTURY BANCSHARES INC
filed 1998-05-15
CIK 785813

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

      (Mark One)
      [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM____________ TO ____________.


                         COMMISSION FILE NUMBER: 0-16234

                            CENTURY BANCSHARES, INC.
             (Exact Name of Registrant as Specified in its Charter)

           DELAWARE                                 52-1489098
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                Identification No.)


                         1275 PENNSYLVANIA AVENUE, N.W.
                             WASHINGTON, D. C. 20004
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (202) 496-4100
              (Registrant's Telephone Number, Including Area Code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



   At May 14, 1998, there were 2,256,097 shares of the registrant's Common Stock, par value $1.00 per share outstanding.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                      For The Quarter Ended March 31, 1998

                                TABLE OF CONTENTS


                                                                    PAGE

                                     PART I

     Item 1. Financial Statements                                     1

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      8

     Item 3. Quantitative and Qualitative Disclosures
             About Market Risk                                       18


                                     PART II

     Item 1. Legal Proceedings                                       19

     Item 2. Changes in Securities and Use of Proceeds               19

     Item 3. Defaults Upon Senior Securities                         19

     Item 4. Submission of Matters to a Vote of Security Holders     19

     Item 5. Other Information                                       19

     Item 6. Exhibits and Reports on Form 8K                         19


             (a) The following exhibits are filed with this report:



     EXHIBIT
     NUMBER               DESCRIPTION OF EXHIBIT

       27                 Financial Data Schedule


              (b) No Reports on Forms 8-K were filed by the Company
                  during the three months ended March 31, 1998.

                         PART I - FINANCIAL INFORMATION
Item 1.     Condensed Financial Information

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

Consolidated Statements of Financial Condition
March 31, 1998 and 1997, and December 31, 1997


                                                                    March 31,                March 31,               December 31,
                                                                       1998                     1997                     1997
                                                                   (Unaudited)              (Unaudited)
                                                                 -----------------        -----------------        -----------------


ASSETS

Cash and due from banks                                               $ 6,115,795              $ 5,483,333              $ 7,069,139
Federal funds sold                                                      6,400,000                5,754,000                5,000,000
Interest bearing deposits in other banks                               10,549,235               16,412,190               22,223,037
Investment securities available-for-sale, at fair value                16,656,224                6,888,208               15,776,517
Investment securities, at cost, fair value of $2,923,821,
     $164,926 and $3,634,867 at March 31, 1998,
     March 31, 1997 and December 31, 1997, respectively                 2,858,479                  164,926                3,632,076

Loans, net of unearned income                                          96,299,369               70,643,221               94,171,450
Less:  allowance for loan losses                                       (1,023,339)                (619,679)                (887,046)
                                                                 -----------------        -----------------        -----------------
Loans, net                                                             95,276,030               70,023,542               93,284,404

Leasehold improvements, furniture, and equipment, net                   1,656,230                1,457,025                1,708,987
Accrued interest receivable                                               828,495                  485,777                  922,327
Other real estate owned                                                    52,000                        -                   52,000
Deposit premium                                                         1,688,384                  265,917                1,735,768
Net deferred taxes                                                        680,601                  467,774                  693,360
Other assets                                                              605,869                  633,994                  542,012
                                                                 -----------------        -----------------        -----------------
                Total Assets                                        $ 143,367,342            $ 108,036,686            $ 152,639,627
                                                                 -----------------        -----------------        -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
     Noninterest-bearing                                             $ 23,441,260             $ 21,716,779             $ 26,225,119
     Interest-bearing                                                  97,216,444               70,046,496              103,379,913
                                                                 -----------------        -----------------        -----------------
Total deposits                                                        120,657,704               91,763,275              129,605,032

Other borrowings                                                        7,681,871                8,078,120                8,198,843
Other liabilities                                                       1,301,187                1,254,715                1,300,226
                                                                 -----------------        -----------------        -----------------
                Total Liabilities                                     129,640,762              101,096,110              139,104,101

Stockholders' Equity:
Common stock, $1 par value;  5,000,000 shares authorized;
     2,224,217,  1,158,267 and 2,209,229 shares issued and
     outstanding at March 31, 1998 and 1997, and
     December 31, 1997, respectively                                    2,224,217                1,158,267                2,209,229
Additional paid in capital                                             10,706,056                4,894,903               10,695,480
Retained earnings                                                         783,536                  948,961                  651,646
Accumulated Other Comprehensive Income:
     Unrealized gain (loss) on investment securities
       available-for-sale, net of tax effect                               12,771                  (61,555)                 (20,829)
                                                                 -----------------        -----------------        -----------------
                Total Stockholders' Equity                             13,726,580                6,940,576               13,535,526

                                                                 -----------------        -----------------        -----------------
                Total Liabilities and Stockholders' Equity          $ 143,367,342            $ 108,036,686            $ 152,639,627
                                                                 -----------------        -----------------        -----------------



See accompanying notes to consolidated financial statements.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

Consolidated Statements of Operations
Three Months Ended March 31, 1998 and 1997




                                                                                            Three Months             Three Months
                                                                                               Ended                    Ended
                                                                                           March 31, 1998           March 31, 1997
                                                                                          -----------------        -----------------

Interest income:
     Interest and fees on loans                                                                $ 2,333,592              $ 1,681,239
     Interest on federal funds sold                                                                 73,760                   68,742
     Interest on deposits in other banks                                                           258,282                  103,244
     Interest on securities available-for-sale                                                     215,428                  123,967
     Interest on securities held-to-maturity                                                        82,552                    1,888
                                                                                          -----------------        -----------------
Total interest income                                                                            2,963,614                1,979,080

Interest expense:
     Interest on deposits:
          Savings accounts                                                                         192,708                   14,444
          NOW accounts                                                                              92,224                   67,002
          Money market accounts                                                                    233,220                  184,920
          Certificates under $100,000                                                              360,397                  177,423
          Certificates $100,000 and over                                                           222,680                  188,041
                                                                                          -----------------        -----------------
     Total interest on deposits                                                                  1,101,229                  631,830
     Interest on other borrowings                                                                  126,289                  130,981
                                                                                          -----------------        -----------------
Total interest expense                                                                           1,227,518                  762,811

                                                                                          -----------------        -----------------
Net interest income                                                                              1,736,096                1,216,269
Provision for loan losses                                                                          193,000                   21,000
                                                                                          -----------------        -----------------
Net interest income after provision for loan losses                                              1,543,096                1,195,269

Noninterest income:
     Service charges on deposit accounts                                                            98,437                  118,502
     Other operating income                                                                        152,208                  153,908
                                                                                          -----------------        -----------------
Total noninterest income                                                                           250,645                  272,410

Noninterest expense:
     Salaries and employee benefits                                                                603,579                  488,110
     Occupancy and equipment expense                                                               205,923                  138,946
     Professional fees                                                                             190,689                  102,709
     Data processing                                                                               167,633                  135,166
     Depreciation and amortization                                                                 165,751                  124,949
     Communications                                                                                 63,517                   46,207
     Federal deposit insurance premiums                                                              6,260                    1,200
     Other operating expenses                                                                      166,832                  154,127
                                                                                          -----------------        -----------------
Total noninterest expense                                                                        1,570,184                1,191,414

                                                                                          -----------------        -----------------
Income before income tax expense                                                                   223,557                  276,265
Income tax expense                                                                                  91,667                  106,361
                                                                                          -----------------        -----------------
Net income                                                                                       $ 131,890                $ 169,904
                                                                                          -----------------        -----------------

Basic income per common share                                                                       $ 0.06                   $ 0.14
Diluted income per common share                                                                       0.06                     0.13

Weighted-average common shares outstanding                                                       2,214,022                1,209,755





See accompanying notes to consolidated financial statements.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

Consolidated Statements of Stockholders' Equity
Three Months Ended March 31, 1998 and 1997

                                                                                                 Accumulated
                                                                                             Other Comprehensive
                                                                                                   Income
                                                                                             -------------------
                                                                                             Unrealized gain (loss)
                                                                                                 on investment
                                                 Common          Additional                        securities          Total
                                                  stock           paid in          Retained   available-for-sale,   Stockholders'
                                                $1.00 par         capital          earnings     net of tax effect      Equity
                                            --------------------------------------------------------------------------------------

Balance, December 31, 1996                        $ 1,146,028      $ 4,870,856        $ 779,057        $ (45,900)     $ 6,750,041

Comprehensive Income
Net income                                                                              169,904                           169,904
Unrealized loss on invest.
  securities available-for-sale,
  net of tax effect                                                                                      (15,655)         (15,655)
                                            --------------------------------------------------------------------------------------
Total Comprehensive Income                                  -                -          169,904          (15,655)         154,249

Exercise of common stock
  options- 12,239 shares                               12,239           24,047                                             36,286
                                            --------------------------------------------------------------------------------------

Balance, March 31, 1997                           $ 1,158,267      $ 4,894,903        $ 948,961        $ (61,555)     $ 6,940,576
                                            --------------------------------------------------------------------------------------




Balance, December 31, 1997                        $ 2,209,229     $ 10,695,480        $ 651,646        $ (20,829)    $ 13,535,526

Comprehensive Income
Net income                                                                              131,890                           131,890
Unrealized gain on invest.
  securities available-for-sale,
  net of tax effect                                                                                       33,600           33,600
                                            --------------------------------------------------------------------------------------
Total Comprehensive Income                                  -                -          131,890           33,600          165,490

Exercise of common stock
  options- 13,469 shares                               13,469            4,321                                             17,790
Exercise of warrants-
  1,519 shares                                          1,519            6,255                                              7,774
                                            --------------------------------------------------------------------------------------

Balance, March 31, 1998                           $ 2,224,217     $ 10,706,056        $ 783,536         $ 12,771     $ 13,726,580
                                            --------------------------------------------------------------------------------------






See accompanying notes to consolidated financial statements.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

Consolidated Statements of Cash Flows
Three Months Ended March 31, 1998 and 1997


                                                                                            Three Months             Three Months
                                                                                               Ended                    Ended
                                                                                           March 31, 1998           March 31, 1997
                                                                                          -----------------        -----------------

Cash flows from operating activities:
Net income                                                                                       $ 131,890                $ 169,904
Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                                               165,751                  124,949
       Provision for loan losses                                                                   193,000                   21,000
       (Increase) decrease in accrued interest receivable                                           93,832                   23,790
       (Increase) decrease in other assets                                                         (69,191)                (104,369)
       Increase (decrease) in other liabilities                                                        961                  269,834
                                                                                          -----------------        -----------------
Total adjustments                                                                                  384,353                  335,204
                                                                                          -----------------        -----------------
Net cash provided by operating activities                                                          516,243                  505,108
                                                                                          -----------------        -----------------

Cash flows from investing activities:
Net increase in loans                                                                           (2,184,626)                (194,062)
Net decrease (increase) in interest bearing deposits in other banks                             11,673,802               (9,589,113)
Purchases of securities available-for-sale                                                      (1,998,440)                       -
Purchases of securities held-to-maturity                                                                 -                 (134,031)
Repayments and maturities of securities available-for-sale                                       1,170,426                  437,498
Repayments and maturities of securities held-to-maturity                                           773,597                        -
Net purchase of leasehold improv., furn. and equipment                                             (65,610)                 (14,572)
                                                                                          -----------------        -----------------
Net cash provided by (used in) investing activities                                              9,369,149               (9,494,280)
                                                                                          -----------------        -----------------

Cash flows from financing activities:
Net decrease in demand, savings, NOW and
     money market deposit accounts                                                              (5,117,028)              (6,017,249)
Net (decrease) increase in certificates of deposit                                              (3,830,300)               6,795,314
Net decrease in other borrowings                                                                  (314,533)                (387,757)
Repayment of long-term debt                                                                       (202,439)                       -
Net proceeds from issuance of common stock                                                          25,564                   36,286
                                                                                          -----------------        -----------------
Net cash (used in) provided by financing activities                                             (9,438,736)                 426,594
                                                                                          -----------------        -----------------

Net increase (decrease) in cash and cash equivalents                                               446,656               (8,562,578)
Cash and cash equivalents, beginning of year                                                    12,069,139               19,799,911
                                                                                          -----------------        -----------------
Cash and cash equivalents, end of period                                                      $ 12,515,795             $ 11,237,333
                                                                                          -----------------        -----------------

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowings                                                       $ 1,240,058                $ 703,671
Income taxes paid                                                                                   27,000                        -








See accompanying notes to consolidated financial statements.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             March 31, 1998 and 1997

(1)      Basis of Presentation

     The unaudited consolidated financial statements as of and for the three months ended March 31, 1998 and 1997 have not been audited but, in the opinion of management contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of such dates and for such periods. The unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto appearing in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1998 or any future periods. Certain prior period balances have been restated to conform with the current period.

(2)      Investment Securities

 Investment securities available-for-sale, and their contractual maturities, at March 31, 1998 are summarized as follows:



                                                                               Gross           Gross
                                                              Amortized      Unrealized      Unrealized         Fair
                                                                 Cost           Gains          Losses          Value
--------------------------------------------------------------------------------------------------------------------------


Obligations of U.S. treasury and
 government agencies:
            Within one year                                    $ 4,372,440       $ 11,926         $ 1,409     $ 4,382,957
            After one, but within five years                     7,521,798         32,754              61       7,554,491
            After five, but within ten years                     1,757,773          2,239               -       1,760,012
            After ten years                                        744,464          1,387           7,676         738,175
                                                           ---------------------------------------------------------------
 Total                                                          14,396,475         48,306           9,146      14,435,635
Collateralized mortgage obligations:
            After ten years                                      1,181,951              -          19,512       1,162,439
Federal Reserve Bank stock                                         236,350              -               -         236,350
Federal Home Loan Bank stock                                       821,800              -               -         821,800
                                                           ---------------------------------------------------------------
 Total investment securities available-for-sale               $ 16,636,576       $ 48,306        $ 28,658    $ 16,656,224
                                                           ---------------------------------------------------------------


Investment securities held-to-maturity at March 31, 1998, are summarized as follows:



                                                                               Gross           Gross
                                                              Amortized      Unrealized      Unrealized         Fair
                                                                 Cost           Gains          Losses          Value
--------------------------------------------------------------------------------------------------------------------------


Obligations of U.S. treasury, municipals, and
 government agencies:
            Within one year                                       $ 64,982          $ 186             $ -        $ 65,168
            After one, but within five years                       499,720          1,700               -         501,420
            After ten years                                        293,984              -             695         293,289
                                                           ---------------------------------------------------------------
 Total                                                             858,686          1,886             695         859,877
Other securities:
            After one, but within five years                     1,000,000         30,243               -       1,030,243
            After five, but within ten years                       999,793         33,908               -       1,033,701
                                                           ---------------------------------------------------------------
 Total investment securities held-to-maturity                  $ 2,858,479       $ 66,037           $ 695     $ 2,923,821
                                                           ---------------------------------------------------------------


                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             March 31, 1998 and 1997

(3)      Income per Common Share

     In 1997, SFAS No. 128, "Earnings Per Share" was issued. SFAS No. 128 requires income per share to be presented under two computations: basic and diluted income per share. Basic income per share is calculated by dividing net income (after deduction of preferred dividends), by the weighted-average common shares outstanding. Diluted income per share is calculated by dividing net income (after deduction of preferred dividends) by the sum of weighted-average common shares and common stock equivalents. SFAS No. 128 was implemented on December 31, 1997, with prior periods restated in conformity with SFAS No. 128. On April 22, 1997, the Company declared a 5 percent stock dividend to common stock shareholders of record as of May 7, 1997, resulting in the issuance of 57,793 shares. Weighted-average shares outstanding and income per common share have been restated for the effect of the stock dividends.




                                                                                  Three Months Ended March 31,
                                                                         --------------------------------------------
                                                                              1998                         1997
                                                                         ---------------              ---------------

Basic Income Per Share:
Net income applicable to common stock                                          $131,890                     $169,904

Weighted-average common shares outstanding                                    2,214,022                    1,209,755

Basic income per share                                                            $0.06                        $0.14

Diluted Income Per Share:
Net income applicable to common stock                                          $131,890                     $169,904

Weighted-average common shares outstanding                                    2,214,022                    1,209,755
Dilutive effect of warrants and stock options                                   185,492                      105,829
                                                                         ---------------              ---------------
Diluted weighted-average common shares outstanding                            2,399,514                    1,315,584

Diluted income per share                                                          $0.06                        $0.13



(4)      Stock Option Plans

Stock option transactions for the three months ended March 31, 1998 and 1997 are summarized as follows:


                                                                     1998                         1997
                                                           ----------------------------------------------------------
                                                                           Weighted-                    Weighted-
                                                                            Average                      Average
                                                                            Exercise                     Exercise
                                                              Shares         Price         Shares         Price
---------------------------------------------------------------------------------------------------------------------

Outstanding at beginning of year                                 176,614    $ 4.68         155,733       $ 3.81
Granted                                                           14,000     10.63               -            -
Exercised                                                        (13,469)     3.02         (11,567)        2.57
Forfeited                                                           (731)     6.20          (1,353)        5.44
                                                           ----------------------------------------------------------
Outstanding at end of period                                     176,414    $ 5.28         142,813       $ 3.90
                                                           ----------------------------------------------------------

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             March 31, 1998 and 1997


(5)      New Financial Accounting Standards

     In June 1997, SFAS No. 130 "Reporting Comprehensive Income," and No. 131 "Disclosures about Segments of an Enterprise and Related Information" were issued. SFAS No. 130 requires that certain financial activity normally disclosed in stockholders' equity be reported in the statement of operations as an adjustment to net income in computing comprehensive income. Items applicable to the Company would be gain/loss on investment securities and preferred stock dividends. Accumulated comprehensive income components should be reported under a separate caption in the statements of condition and stockholders' equity. SFAS No. 130 is effective January 1, 1998, including restatement of prior periods in conformity with this new presentation. The Company implemented SFAS No. 130 in January 1998, which did not have any financial impact on the Company or its operations for the three months ended March 31, 1998. The Company chose to disclose comprehensive income under an alternative presentation, thus comprehensive income is disclosed, net of taxes, in the Statements of Condition and as a separate component in the Statements of Changes in Stockholders' Equity.

     SFAS No. 131 requires the reporting of selected segmented information in quarterly and annual financial reporting. Information from operating segments is derived from methods used by the Company's management to measure performance and allocate resources. The Company is required to disclose the basis for identifying segments and the services and products offered in each segment. Additionally, the Company should disclose the earnings, revenues and assets of each segment. SFAS No. 131 is effective January 1, 1998, including the restatement of prior periods reported consistent with SFAS No. 131, if practical. The Company does not have any reportable segments as defined in SFAS No. 131, and thus has not made any additional segment disclosures in this report.

     In February 1998, SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits-- an amendment of FASB Statements No. 87, 88, and 106" was issued. SFAS No. 132 revises employers' disclosures about pensions and other postretirement benefit plans. Overall, this statement does not change measurement or recognition for such plans, however, it does standardize the disclosure requirements for benefit plans to the extent practicable as well as requiring additional disclosures regarding benefit changes and the fair value of plan assets. This statement is effective for fiscal years beginning after December 15, 1997, with earlier adoption encourage. The Company is reviewing the impact of this new pronouncement and will report additional information on its adoption in subsequent reports.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                             March 31, 1998 and 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Century Bancshares, Inc., a Delaware corporation ("Company"), and a registered bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA"), was incorporated and organized in 1985. The Company began active operations in 1986 with the acquisition of its subsidiary, Century National Bank ("Bank"), a full service bank which opened for business in 1982. The Bank provides a broad line of financial products and services to small and medium sized businesses and consumers, through its main office located at 1875 Eye Street, N.W., Washington, D.C., a branch office located at 1275 Pennsylvania Avenue, N.W., two offices in Northern Virginia at 8251 Greensboro Drive and 6832 Old Dominion Drive, McLean, Virginia, and a branch office at 4625 Wisconsin Avenue, Bethesda, Maryland. The Company's principal executive offices are located at 1275 Pennsylvania Avenue, N.W., Washington, D.C. 20004.

Net Income

     For the three months ended March 31, 1998, the Company's net income was $132 thousand, or $0.06 per diluted share, compared with $170 thousand for the first three months of 1997, or $0.13 per diluted share. The 22.4% decline in net income was primarily attributable to a 31.8% increase in non-interest expenses resulting from a significant increase in the Company's scope of operations including the opening of three new branches, together with an 819% increase in the provision for loan losses resulting from a higher volume of loans outstanding, a rising trend in Company's historical loan charge-off experience, and an increase in the volume of nonperforming loans. These increased expenses were partially offset by a 42.7% increase in net interest income which resulted primarily from the Company's increased size in terms of earning assets. The 57.4% decline in earnings per share was even more significant on a percentage basis than the decline in net income because the weighted average number of common shares outstanding, on a fully diluted basis, increased 82.4% between the periods, primarily as a result of the sale of additional shares of Common Stock in a public offering completed in the third quarter of 1997. Return on average assets was 0.36% for the first quarter of 1998, compared with 0.69% for 1997. Return on average common equity was 3.91% for the quarter ended March 31, 1998, compared with 10.07% for the same period in 1997. Total stockholders' equity to total assets at March 31, 1997, was 9.58% vs. 6.42% at March 31, 1997.

Net Interest Income

     Net interest income before provision for loan losses was $1.7 million for the three months ended March 31, 1998, compared with net interest income of $1.2 million for the three months ended March 31, 1997, an increase of $520 thousand, or 42.7%. The increase in net interest income between the periods is attributable to an increase in average-earning assets to $137.6 million during the first quarter of 1998, compared to total average-earning assets of $92.2 million for the same period in 1997. Additionally, average interest-bearing liabilities increased to $109.8 million during the first quarter of 1998, compared with $72.7 million in 1997. Thus, average interest-earning assets increased $45.4 million, or 49.2%, between the periods, partially offset by an increase in average interest-bearing liabilities of $37.1 million, or 51.0%. The increases in both average earning assets and interest-bearing liabilities resulted primarily from the purchase of a branch in Virginia during the fourth quarter of 1997, which increased loans and deposits by $9.0 million and $28.0 million, respectively. The additional growth was primarily the result of internal loan and deposit growth between the periods (see the "Average Balances and Interest Rates" table) .

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                             March 31, 1998 and 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Net Interest Income, Continued


     The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, while also being affected by changes in yields earned on interest-earning assets and rates paid on deposits and other interest-bearing funds. The net interest margin for the quarter ended March 31, 1998 was 5.12%, a decrease of 23 basis points from 5.35% for the first quarter of 1997. This decrease was primarily the result of increases in rates paid on deposits assumed in connection with the McLean branch acquisition in 1997, as well as higher rates offered by the Company in response to increased competition for deposits in the Washington, D.C. area. The following table sets forth the averages of interest earned or paid by significant categories of interest earning assets and interest bearing liabilities for the three month periods ending March 31, 1998 and 1997.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                             March 31, 1998 and 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



                                                                        Three Months Ended March 31,
                                          ------------------------------------------------------------------------------------------
                                                           1998                                           1997
                                          -------------------------------------------    -------------------------------------------
                                                           Interest                                       Interest
                                             Average       Income/        Average           Average       Income/        Average
                                             Balance       Expense         Rate             Balance       Expense         Rate
                                          -------------------------------------------    -------------------------------------------
                                                                              ($ in thousands)


Interest-Earning Assets
  Loans, net (1)                               $ 94,262        $ 2,334     10.04%          $ 70,731        $ 1,681             9.64%
  Investment securities (2)                      19,217            298      6.29%             7,131            126             7.17%
  Federal funds sold                              5,417             74      5.53%             4,835             69             5.79%
  Interest bearing deposits
    with banks                                   18,720            258      5.60%             9,536            103             4.38%
                                          -------------------------------------------    -------------------------------------------
Total interest-earning assets                   137,616          2,964      8.73%            92,233          1,979             8.70%

  Cash and due from banks                         5,281                                       4,838
  Other assets                                    4,795                                       2,672
                                          --------------                                 --------------
Total Assets                                  $ 147,692                                      99,743
                                          --------------                                 --------------

Interest-Bearing Liabilities
  Interest-Bearing Deposits:
    NOW accounts                               $ 18,685           $ 92      2.00%          $ 14,161           $ 67             1.92%
    Savings accounts                             17,012            193      4.59%             2,352             14             2.41%
    Money market accounts                        24,198            233      3.91%            21,052            185             3.56%
    Time deposits                                42,202            583      5.60%            27,124            366             5.47%
  Borrowings and
    notes payable                                 7,677            127      6.67%             7,988            131             6.65%
                                          -------------------------------------------    -------------------------------------------
Total interest-bearing
    liabilities                                 109,774          1,228      4.53%            72,677            763             4.26%
                                          -------------------------------------------    -------------------------------------------
  Non-interest bearing deposits                  22,929                                      18,879
  Other liabilities                               1,323                                       1,342
                                          --------------                                 --------------
Total liabilities                               134,026                                      92,898

Stockholders' equity                             13,666                                       6,845
                                          --------------                                 --------------
Total liabilities and
    stockholders' equity                      $ 147,692                                    $ 99,743
                                          --------------                                 --------------
Net interest income and spread                                 $ 1,736      4.20%                          $ 1,216             4.44%
                                                        -----------------------------                  -----------------------------

Net interest margin                                                         5.12%                                              5.35%
                                                                       --------------                                 --------------


[FN]
(1) Non-accrual loan balances are included in the calculation of Average Balances - Loans, Net. Interest income on non-accrual loan balances is included in interest income to the extent that it has been collected.
(2) Average balance and average rate for investment securities are computed based on book value of securities held-to-maturity and cost basis of securities available-for-sale.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                             March 31, 1998 and 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Noninterest Income

     Noninterest income totaled $251 thousand for the first three months on 1998, a $21 thousand decrease when compared with the first three months of 1997, which totaled $272 thousand (see table below). The decrease between the periods was primarily the result of decreases in deposit service charges, caused by decreases in transaction-based accounts over the past twelve months. Reductions in credit card and merchant fees totaling $18 thousand, or 13.6%, was the result of decreases in merchant fees. These decreases were partially offset by increases in commission, fee and other income totaling $16 thousand between the periods.

Noninterest Income
(in thousands)



                                                               Three Months Ended
                                                                     March 31,                      Change
                                                           ----------------------------------------------------------
                                                               1998           1997            $             %
                                                           ----------------------------------------------------------

Service charges on deposit accounts                             $ 98,437      $ 118,502     $ (20,065)     -16.9%
Credit card and merchant fees                                    115,475        133,639       (18,164)     -13.6%
Commission an other fee income                                    25,152          9,775        15,377      157.3%
Other income                                                      11,581         10,494         1,087       10.4%
                                                           ----------------------------------------------------------
Total noninterest income                                        $250,645      $ 272,410      $(21,765)      -8.0%
                                                           ----------------------------------------------------------




Noninterest Expense

     Noninterest expense totaled $1.6 million for the first quarter of 1998, an increase of $379 thousand, or 31.8%, when compared with 1997's total noninterest expense of $1.2 million. This increase was principally the result of three new retail banking locations opened during 1997. This significant increase in the scope of the Company's operations was accompanied by increases in most of the operating expense categories, including salaries and benefits, which increased $115 thousand, or 23.7%, and professional fees and occupancy-related expenses, which increased $88 thousand and $67 thousand, respectively.

Noninterest Expense
(in thousands)



                                                             Three Months Ended
                                                                    March 31,                      Change
                                                           ----------------------------------------------------------
                                                               1998           1997            $             %
                                                           ----------------------------------------------------------

Salaries and employee benefits                               $   603,579   $  488,110     $ 115,469         23.7%
Occupancy and equipment expense                                  205,923      138,946        66,977         48.2%
Professional fees                                                190,689      102,709        87,980         85.7%
Data Processing                                                  167,633      135,166        32,467         24.0%
Depreciation and amortization                                    165,751      124,949        40,802         32.7%
Communications                                                    63,517       46,207        17,310         37.5%
Other expenses                                                   173,092      155,327        17,765         11.4%
                                                           ----------------------------------------------------------
Total noninterest expense                                     $1,570,184   $1,191,414     $ 378,770         31.8%
                                                           ----------------------------------------------------------


                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                             March 31, 1998 and 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Investments

     The Company's investment portfolio of $19.5 million as of March 31, 1998 consisted mostly of U.S. Treasury and government agency obligations. This represented an increase of $12.5 million, or 176.7%, compared with the investment portfolio total of $7.0 million at March 31, 1997. This substantial increase was the result of liquidity obtained from the purchase of a retail banking branch in Virginia in the fourth quarter of 1997. The Company's investment portfolio at March 31, 1997, consisted primarily of U.S. government agency obligations and mortgage-backed securities (see Note 2-- "Investment Securities").

     Investment securities held-to-maturity are stated at cost, adjusted for amortization of premium and accretion of discount. Investment securities available-for-sale are stated at fair value.

Loans

     The Company presently is, and in the future expects to remain, a middle market banking organization serving professionals and businesses with interests in and around the Washington, D.C., metropolitan area. Most of the Company's loan portfolio is collateralized by first mortgages and home equity lines of credit on residential real estate. Although residential real estate loans increased over the past twelve months as a result of the mortgage loan portfolio acquired in connection with the Virginia branch acquisition, the Company anticipates that this concentration will decline, as the Company continues its emphasis on the development of new commercial loan business, including commercial real estate loans. Most of the Company's commercial real estate loans are secured by owner-occupied properties with borrowers that are also banking customers of the Company. As of March 31, 1998 and 1997, approximately $59.2 million (61.4%) and $40.1 million (41.6%) of the Company's total loan portfolio, respectively, consisted of loans secured by real estate, of which one-to-four family residential mortgage loans and home equity lines of credit represented $31.5 million (32.7%) and $24.3 million (25.2%), respectively, of the Company's total loan portfolio.




                                                                                   March 31,
                                                           ----------------------------------------------------------
                                                                       1998                         1997
                                                           ----------------------------------------------------------
Type of loan ( in thousands):                                    $             %              $             %
                                                           ----------------------------------------------------------

1-4 family residential mortgage                                 $ 24,365        25.3%        $ 17,483        24.7%
Home equity loans                                                  7,160         7.4%           6,812         9.6%
Multifamily residential                                            1,851         1.9%           1,954         2.8%
Construction                                                         983         1.0%             342         0.5%
Commercial real estate                                            24,887        25.8%          13,512        19.1%
Commercial loans                                                  25,680        26.7%          19,432        27.5%
Installment and credit card loans                                 10,951        11.4%          10,497        14.8%
Other loans                                                          480         0.5%             676         1.0%
                                                           ----------------------------------------------------------
Gross loans                                                       96,357        100.0%         70,708       100.0%
                                                           ---------------              ---------------
Less:  Unearned income                                                58                           65
                                                           --------------               ---------------
Total loans, net of unearned                                    $ 96,299                     $ 70,643
                                                           --------------               ---------------


                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                             March 31, 1998 and 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Asset Quality

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


     Management actively monitors the Company's asset quality in a continuing effort to charge-off loans against the allowance for loan losses when appropriate and to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if actual economic conditions and other assumptions differ from those used in making the initial determinations. At March 31, 1998, the allowance for loan losses amounted to $1.0 million, or 1.06% of total loans. This represents an increase in the allowance compared to $887 thousand, or 0.94% of total loans as of December 31, 1997, and $620 thousand, or 0.88% of total loans as of March 31, 1997. The Company has increased the allowance, as a percentage of total loans outstanding, to reflect the upward trend in loan charge-offs experienced by the Company over the past two years, as well as an increase in the volume of nonperforming loans. The allowance for loan losses as a percentage of nonperforming loans was 88% at March 31, 1998, compared to 127% at December 31, 1997 and 346% at March 31, 1997.

     Total nonperforming loans were $1.2 million, compared with $750 thousand at December 31, 1997 and $179 thousand at March 31, 1997. The increase in nonperforming assets from year-end 1997 was the result of two commercial borrowers being placed on nonaccrual status during the first quarter of 1998 totaling $498 thousand and one commercial borrower reaching 90 days delinquent status but still accruing at March 31, 1998, for a total of $394 thousand. These increases were partially offset by a $624 thousand residential loan returning to accrual status during the quarter. Of the $1.2 million in nonperforming loans as of March 31, 1998, approximately $394 thousand was secured by a first lien on commercial real estate and $74 thousand was guaranteed by the Small Business Administration. The remaining $700 thousand in nonperforming loans were either unsecured, secured by various business assets, or secured by junior liens on real estate. Within its analysis of the allowance for loan losses, the Company estimated loss exposure of approximately $300 thousand attributable to this latter group of loans.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                             March 31, 1998 and 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Asset Quality , Continued

     The Company's recent historical charge-off experience has primarily occurred in connection with consumer loans (1-4 family residential mortgage, home equity, installment and credit card loans). The Company believes its experience in this regard is consistent with national trends. In response, the Company during 1997 strengthened its underwriting criteria for approval of such loans, particularly in connection with its credit card program. Net charge-offs were $57 thousand during the first quarter of 1998, a 75% decline compared to $227 thousand during the same period of 1997. Notwithstanding this recent improvement, the increased loss experience in recent years continues to affect the Company's analysis of the required allowance as a percentage of total loans.

     Of the $1.2 million in nonperforming loans as of March 31, 1998, approximately $1.1 million were commercial loans and $88 thousand were consumer loans. The Company's strategy in recent years has been to increase its commercial loan business significantly, and the volume of commercial loans (including commercial real estate loans) has more than doubled from $25.1 million as of December 31, 1995 to $50.6 million as of March 31, 1998. The commercial loans which are currently nonperforming were originated, for the most part, during or prior to 1996, and their nonperforming status reflects business and/or personal circumstances unique to each situation, rather than the result of any discernible trend or change in underwriting standards.

     Provisions for loan losses are charged to income to bring the total allowance for loan losses to a level deemed appropriate by management, based on the factors identified above. The provision for loan losses during the first quarter of 1998 was $193 thousand, representing an increase of $172 thousand or 819% compared to the first quarter of 1997. The increase over last year's first quarter was the result of the 36.3% increase in loans outstanding during the past twelve months, as well as the increase in the allowance from 0.88% to 1.06% of total loans due to the increase in nonperforming loans and the upward trend in loan charge-offs over the past two years. These trends, taken into consideration with other factors in the Company's internal analysis of the allowance for loan loss, have led to increased reserve requirements and a resulting increase in the provision expense necessary to bring the allowance up to the level deemed appropriate by management of the Company (see the table on the following page).

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                             March 31, 1998 and 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



Nonperforming Loans
(in thousands)



                                                                    March 31,
                                                           -----------------------------
                                                               1998           1997
                                                           -----------------------------

Non-accrual loans                                                  $ 707          $ 179
Accruing past due 90 days or more                                    461              -
                                                           -----------------------------
Total nonperforming loans                                          1,168            179

Other real estate owned                                               52             -
                                                           -----------------------------
Total nonperforming assets                                       $ 1,220          $ 179
                                                           -----------------------------

Nonperforming to total assets                                       0.85%          0.17%



Provision and Allowance for Loan Losses
(in thousands)


                                                                    March 31,
                                                           -----------------------------
                                                               1998           1997
                                                           -----------------------------

Average net loans outstanding                                   $ 94,262       $ 70,731

Loans outstanding at period-end                                   96,299         70,643

Total nonperforming loans                                          1,168            179

Beginning balance of allowance                                  $    887       $    826
Loans charged-off:
1-4 family residential mortgage                                        -            109
Home equity loans                                                      1              -
Commercial loans                                                      10             24
Installment and credit card loans                                     82            118
                                                           -----------------------------
Total loans charged off                                               93            251
Recoveries of previous charge-offs:
1-4 family residential mortgage                                        1              -
Home equity loans                                                      2              -
Commercial loans                                                       -             23
Installment and credit card loans                                     33              1
                                                           -----------------------------
Total recoveries                                                      36             24
                                                           -----------------------------
Net loans charged-off                                                 57            227

Provision for loan losses                                            193             21
                                                           -----------------------------

Balance at end of period                                        $  1,023         $  620
                                                           -----------------------------


                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                             March 31, 1998 and 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Deposits

     The Company's total deposits at March 31, 1998 were $120.7 million, an increase of $28.9 million, or 31.5%, over 1997's first quarter balance. Total average deposits were $125.0 million for the quarter ended March 31, 1998, an increase of $41.4 million, or 49.6% compared with average deposits of $83.6 million for the first quarter of 1997. The Company views deposit growth as a significant challenge in its effort to increase its asset size. Thus, the Company is focusing on its branching program with increased emphasis on commercial accounts, and the offering of more competitive interest rates and products to stimulate deposit growth. This strategy has and will continue to result in higher cost of funds when compared to prior year's results, in addition to lower fee income as many of these commercial customers utilize accounts with lower transaction costs as well as a lower number of transactions.



                                                                         Three Months Ended March 31,
                                            ---------------------------------------------------------------------------------------
                                                                    1998                                       1997
                                            ---------------------------------------------------------------------------------------
                                                                  Weighted-                                  Weighted-
                                                  Average          Average         % of       Average         Average         % of
                                                  Balance           Rate          Total       Balance           Rate          Total
                                            ---------------------------------------------------------------------------------------
                                                                                (in thousands)

Noninterest-Bearing Deposits                      $ 22,929             0.00%         18.3%   $ 18,879            0.00%        22.6%
Interest-Bearing Deposits:
    NOW accounts                                    18,685             2.00%         14.9%     14,161            1.92%        16.9%
    Savings accounts                                17,012             4.59%         13.6%      2,352            2.41%         2.8%
    Money market accounts                           24,198             3.91%         19.4%     21,052            3.56%        25.2%
    Time deposits                                   42,202             5.60%         33.8%     27,124            5.47%        32.5%
                                            ---------------------------------------------------------------------------------------

Total                                            $ 125,026                          100.0%   $ 83,568                        100.0%
                                            ---------------                    -----------------------------              ---------
Weighted-Average Rate                                                  3.57%                                       3.07%
                                                                --------------                             ---------------


Capital Resources

     Total stockholders' equity at March 31, 1998 was $13.7 million, an increase of $6.8 million, almost double the balance of total stockholders' equity of $6.9 million at March 31, 1997. This significant increase was the result of the Company issuing 977,500 shares of Common Stock, at a price of $7.25 per share, in the third quarter of 1997. The net proceeds from the sale of Common Stock totaled approximately $6.3 million. Net income for the first quarter of 1998 was $132 thousand. In addition to retained earnings, stockholders' equity was also augmented by a $34 thousand increase in the market value of investment securities available-for-sale, net of tax effect, and $26 thousand received from the exercise of warrants and stock options.

     The Office of the Comptroller of the Currency has established certain minimum risk-based capital standards that apply to national banks, and the
Company is subject to certain capital requirements imposed by the Federal Reserve Board. At March 31, 1998, the Century National Bank exceeded all applicable regulatory capital requirements for classification as a "well capitalized" bank, and the Company satisfied all applicable regulatory requirements imposed on it by the Federal Reserve Board.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                             March 31, 1998 and 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

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

     Asset liquidity is provided by cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future. The asset liquidity of the Bank is maintained in the form of vault cash, demand deposits with commercial banks, federal funds sold, interest bearing deposits with other financial institutions, short-term investment securities, other investment securities available-for-sale, and short-term loans. The Company has defined "cash and cash equivalents" as those amounts included in cash and due from banks and federal funds sold. At March 31, 1998, the Company had cash and cash equivalents of $12.5 million, an increase of $1.3 million, when compared with the $11.2 million at March 31, 1997, which resulted primarily from liquidity received from the Virginia branch acquisition in 1997, partially offset by increases in the loan portfolio between the periods.

     Liability liquidity is provided by access to core funding sources, principally various customers' deposit accounts in the Company's market area. As a member of the Federal Home Loan Bank of Atlanta ("FHLBA"), the Company is authorized to borrow up to $19.9 million secured by a blanket pledge of its portfolio of 1-to-4-family residential mortgage loans. The Company also has approved lines of credit from larger correspondent banks to borrow excess reserves on an overnight basis (known as "federal funds purchased") in the amount of $1.0 million and to borrow on a secured basis ("repurchase agreements") in the amount of $5.0 million. At March 31, 1998, the Company had no federal funds purchased or repurchase agreements, and was utilizing $7.2 million of its available FHLBA borrowings in the form of fixed-rate term credit advances with an average cost of 6.73%. The Company utilizes fixed rate term credit advances from the FHLBA to fund fixed rate real estate loans of comparable terms and maturities.

     The Company had cash on hand in the amount of $2.0 million at the holding company level at March 31, 1998. The Company anticipates using these funds as working capital available to support the future growth of the franchise as well as to pay normal operating expenses. Additionally, working capital is further supported by dividends available from the Bank, subject to certain regulatory restrictions generally applicable to national banks. At March 31, 1998, the Company had no indebtedness outstanding at the holding company level.


     This  report  contains  forward  looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in its Form 10-K dated March 27, 1998, filed with the Securities and Exchange Commission and is incorporated by reference herein (Cautionary Disclosures). Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                             March 31, 1998 and 1997

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's principal market risk exposure is to interest rates.

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

     Management seeks to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. Toward this end, the Company maintains an Asset/Liability Committee (the "ALCO") which reviews, on a regular basis, the maturity and repricing of the assets and liabilities of the Company. The ALCO has adopted the objective of achieving and maintaining a one-year cumulative GAP, as a percent of total assets, of between plus 10% and minus 10%. In addition, ALCO monitors potential changes in net interest income under various interest rate scenarios. On a consolidated basis, the Company's one year cumulative gap was a positive 6.4% of total assets at December 31, 1997. Market risk is the risk of loss from adverse changes in market prices and rates, arising primarily from interest rate risk in the Company's portfolios, which can significantly impact the Company's profitability. Net interest income can be adversely impacted where assets and liabilities do not react the same to changes in interest rates. At year-end 1997, the forecasted impact of an immediate increase of 100 basis points and 200 basis points would have resulted in an increase in interest income over a 12-month period of 0.5% and 0.8%, respectively, with a comparable decrease resulting in a decrease of 1.6% and 3.3%. Management is developing more sophisticated modeling system for measuring the Company's interest rate risk at particular points in time. Such system is expected to be operational some time during the second quarter of 1998. As of March 31, 1998, the Company's sensitivity to market interest rate risk was not materially different from the year-end position referral above and disclosed in the Company's Annual Report on Form 10-K.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                             March 31, 1998 and 1997

                           PART II - OTHER INFORMATION


Item 1.         Legal Proceedings

                Not applicable.

Item 2.         Changes in Securities and Use of Proceeds

                (a)  Not applicable.
                (b)  Not applicable.
                (c)  Not applicable.
                (d)  Not applicable.

Item 3.         Defaults upon Senior Securities

                Not applicable.

Item 4.         Submission of Matters to a Vote of Security Holders

                Not applicable.

Item 5.         Other Information

                Not applicable.

Item 6.         Exhibits and Reports on Form 8-K

                (a) The following exhibits are filed with this report:

                 Exhibit
                 Number                       Description of Exhibit
                 --------------               -------------------------------

                       27                     Financial Data Schedule

                (b) No  reports on Form 8-K were  filed by the  Company  for the quarter ended March 31, 1998.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                             March 31, 1998 and 1997






                                   SIGNATURES



                 Pursuant to the requirements of the Securities
                  Exchange Act of 1934, the registrant has duly
              caused this report to be signed on its behalf by the
                     undersigned thereunto duly authorized.



                                               CENTURY BANCSHARES, INC.



 Date:        May 15, 1998                    By: /s/ JOSEPH S. BRACEWELL
     ----------------------------              --------------------------------
                                               Joseph S. Bracewell
                                               President and Chief
                                               Executive Officer
                                               (for the registrant and as its
                                                principal financial officer)