Form 10-Q
period 1998-06-30
CENTURY BANCSHARES INC
filed 1998-08-17
CIK 785813

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           (MARK ONE)
           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

           [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM____________ TO ____________.


                         COMMISSION FILE NUMBER: 0-16234

                            CENTURY BANCSHARES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           DELAWARE                                         52-1489098
           --------                                         ----------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)


                         1275 PENNSYLVANIA AVENUE, N.W.
                             WASHINGTON, D.C. 20004
                             ----------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (202) 496-4100
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



   At August 13, 1998, there were 2,378,215 shares of the registrant's Common
                 Stock, par value $1.00 per share outstanding.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998

                                TABLE OF CONTENTS


                                                                             PAGE

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 1

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           22

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    23

Item 2.  Changes in Securities and Use of Proceeds                            23

Item 3.  Defaults Upon Senior Securities                                      23

Item 4.  Submission of Matters to a Vote of Security Holders                  23

Item 5.  Other Information                                                    23

Item 6.  Exhibits and Reports on Form 8-K                                     23

(a)  The following exhibits are filed with this report:




EXHIBIT
NUMBER                                 DESCRIPTION OF EXHIBIT
------                                 ----------------------

  11                                   Statement re: Computation of Per Share Earnings
  27                                   Financial Data Schedule

(b) No Reports on Form 8-K were filed by the Company during the three months ended June 30, 1998.

                        PART I - FINANCIAL INFORMATION
ITEM 1.     CONDENSED FINANCIAL INFORMATION

                           CENTURY BANCSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-Q

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 1998 AND DECEMBER 31, 1997

                                                                         June 30,                December 31,
                                                                          1998                       1997
                                                                       (Unaudited)
                                                                    =================          =================
ASSETS

Cash and due from banks                                              $     8,764,937            $     7,069,139
Federal funds sold                                                                 -                  5,000,000
Interest bearing deposits in other banks                                  11,480,879                 22,223,037
Investment securities available-for-sale, at fair value                    9,482,012                 15,776,517
Investment securities, at cost, fair value of $2,813,819
    and $3,634,867 at June 30, 1998
    and   December 31, 1997, respectively                                  2,787,452                  3,632,076

Loans, net of unearned income                                            101,231,394                 94,171,450
Less:  allowance for loan losses                                          (1,007,993)                  (887,046)
                                                                    -----------------          -----------------
Loans, net                                                               100,223,401                 93,284,404

Leasehold improvements, furniture, and equipment, net                      1,560,525                  1,708,987
Accrued interest receivable                                                  734,372                    922,327
Other real estate owned                                                            -                     52,000
Deposit premium                                                            1,641,000                  1,735,768
Net deferred taxes                                                           694,016                    693,360
Other assets                                                                 593,482                    542,012
                                                                    -----------------          -----------------
                     TOTAL ASSETS                                    $   137,962,076            $   152,639,627
                                                                    =================          =================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
     Noninterest-bearing                                             $    25,049,913            $    26,225,119
     Interest-bearing                                                     90,084,309                103,379,913
                                                                    -----------------          -----------------
Total deposits                                                           115,134,222                129,605,032

Other borrowings                                                           7,527,289                  8,198,843
Other liabilities                                                          1,325,102                  1,300,226
                                                                    -----------------          -----------------
                     TOTAL LIABILITIES                                   123,986,613                139,104,101

STOCKHOLDERS' EQUITY:
Common stock, $1 par value; 5,000,000 shares authorized;
     2,368,810, and 2,209,229 shares issued and
     outstanding at June 30, 1998, and                                     2,368,810                  2,209,229
     December 31, 1997, respectively
Additional paid in capital                                                11,560,010                 10,695,480
Retained earnings                                                             58,785                    651,646
Accumulated Other Comprehensive Income:
     Unrealized (loss) on investment securities
       available-for-sale, net of tax effect                                 (12,142)                   (20,829)
                                                                    -----------------          -----------------
                     TOTAL STOCKHOLDERS' EQUITY                           13,975,463                 13,535,526

                                                                    -----------------          -----------------
                     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $   137,962,076            $   152,639,627
                                                                    =================          =================

See accompanying notes to consolidated financial statements.

                           CENTURY BANCSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-Q

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                    Three Months    Three Months      Six Months     Six Months
                                                                        Ended           Ended           Ended          Ended
                                                                    June 30, 1998   June 30, 1997   June 30, 1998   June 30, 1997
                                                                    =============   =============   =============   =============

INTEREST INCOME:
     Interest and fees on loans                                      $  2,285,711    $  1,775,673    $  4,619,303    $  3,456,912
     Interest on federal funds sold                                        51,145          14,746         124,905          83,488
     Interest on deposits in other banks                                  150,468         211,981         408,750         315,225
     Interest on securities available-for-sale                            218,968         147,181         434,398         271,116
     Interest on securities held-to-maturity                               62,602           1,892         145,154           3,812
                                                                    -------------   -------------   -------------   -------------
Total interest income                                                   2,768,894       2,151,473       5,732,510       4,130,553

INTEREST EXPENSE:
     Interest on deposits:
          Savings accounts                                                203,039          13,951         395,747          28,396
          NOW accounts                                                     72,620          67,589         164,844         134,589
          Money market accounts                                           185,488         199,726         418,708         384,646
          Certificates under $100,000                                     303,087         300,779         663,484         478,202
          Certificates $100,000 and over                                  228,148         165,095         450,828         353,136
                                                                    -------------   -------------   -------------   -------------
     Total interest on deposits                                           992,382         747,140       2,093,611       1,378,969
     Interest on other borrowings                                         124,883         130,976         251,172         261,958
                                                                    -------------   -------------   -------------   -------------
Total interest expense                                                  1,117,265         878,116       2,344,783       1,640,927

                                                                    -------------   -------------   -------------   -------------
NET INTEREST INCOME                                                     1,651,629       1,273,357       3,387,727       2,489,626
Provision for loan losses                                                 190,000          51,400         383,000          72,400
                                                                    -------------   -------------   -------------   -------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                     1,461,629       1,221,957       3,004,727       2,417,226

NONINTEREST INCOME:
     Service charges on deposit accounts                                  110,158         122,318         208,595         240,819
     Other operating income                                               146,649         119,157         298,855         273,066
     Gain on sale of available-for-sale securities                         14,570               -          14,570               -
     Gain on liquidation of other real estate owned                        15,853               -          15,853               -
                                                                    -------------   -------------   -------------   -------------
Total noninterest income                                                  287,230         241,475         537,873         513,885

NONINTEREST EXPENSE:
     Salaries and employee benefits                                       482,651         528,119       1,086,230       1,016,229
     Occupancy and equipment expense                                      205,247         156,012         411,170         294,958
     Professional fees                                                    209,740         143,958         400,429         248,874
     Data processing                                                      169,141         117,954         336,774         253,119
     Depreciation and amortization                                        165,326         129,551         331,077         254,500
     Communications                                                        70,989          52,944         134,506          99,151
     Other operating expenses                                             183,150         142,655         356,242         295,776
                                                                    -------------   -------------   -------------   -------------
Total noninterest expense                                               1,486,244       1,271,193       3,056,428       2,462,607

                                                                    -------------   -------------   -------------   -------------
Income before income tax expense                                          262,615         192,239         486,172         468,504
Income tax expense                                                         93,078          74,023         184,745         180,384
                                                                    -------------   -------------   -------------   -------------
NET INCOME                                                           $    169,537    $    118,216    $    301,427    $    288,120
                                                                    =============   =============   =============   =============

Basic income per common share                                        $       0.07    $       0.09    $       0.13    $       0.23
Diluted income per common share                                      $       0.07            0.08            0.12            0.20

Weighted-average common shares outstanding                              2,356,151       1,275,562       2,340,524       1,272,902

See accompanying notes to consolidated financial statements.

                           CENTURY BANCSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-Q

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                                               Accumulated
                                                                                                  Other
                                                                                              Comprehensive
                                                                                                 Income
                                                                                         ------------------------
                                                                                         Unrealized gain (loss)
                                                                                              on investment
                                         Common           Additional                           securities               Total
                                          stock            paid in           Retained      available-for-sale,      Stockholders'
                                        $1.00 par          capital           earnings       net of tax effect          Equity
                                   =============================================================================================

Balance, December 31, 1996            $ 1,146,028      $  4,870,856       $ 779,057           $    (45,900)        $  6,750,041

Comprehensive Income:
Net income                                                                  288,120                                     288,120
Unrealized loss on invest.
  securities available-for-sale,
  net of tax effect                                                                                  1,565                1,565
                                   ---------------------------------------------------------------------------------------------
Total Comprehensive Income                      -                 -         288,120                  1,565              289,685

Stock Dividend 57,793 shares               57,793           405,776        (463,569)                                          -
Exercise of common stock
  options- 13,608 shares                   13,608            24,170                                                      37,778
                                   ---------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1997                $ 1,217,429      $  5,300,802       $ 603,608           $ (44,335.00)        $  7,077,504
                                   =============================================================================================




Balance, December 31, 1997            $ 2,209,229      $ 10,695,480       $ 651,646           $    (20,829)        $ 13,535,526

Comprehensive Income
Net income                                                                  301,427                                     301,427
Unrealized gain on invest.
  securities available-for-sale,
  net of tax effect                                                                                  8,687                8,687
                                   ---------------------------------------------------------------------------------------------
Total Comprehensive Income                      -                 -         301,427                  8,687              310,114


Stock Dividend 112,665 shares             112,665           779,765        (894,288)                                     (1,858)
Exercise of common stock
  options- 43,099 shares                   43,099            91,896                                                     134,995
Exercise of warrants-
  3,817 shares                              3,817            15,727                                                      19,544
Other                                                       (22,858)                                                    (22,858)

BALANCE, JUNE 30, 1998                $ 2,368,810      $ 11,560,010       $  58,785           $    (12,142)        $ 13,975,463
                                   =============================================================================================





SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           CENTURY BANCSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                        Six Months     Six Months
                                                                          Ended           Ended
                                                                      June 30, 1998   June 30, 1997
                                                                      =============   =============
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $    301,427    $    288,120
Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                       331,077         236,190
       Provision for loan losses                                           383,000          72,400
       Gain on sale of available-for-sale securities                       (14,570)              -
       Gain on liquidation of other real estate owned                      (15,853)              -
       (Increase) decrease in accrued interest receivable                  187,955        (103,296)
       (Increase) decrease in other assets                                 (70,219)         37,900
       Increase (decrease) in other liabilities                             24,876         109,449
                                                                      -------------   -------------
Total adjustments                                                          826,266         352,643
                                                                      -------------   -------------
Net cash provided by operating activities                                1,127,693         640,763
                                                                      -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans                                                   (7,321,997)     (3,858,621)
Net decrease (increase) in interest bearing deposits in other banks     10,742,158      (4,390,351)
Purchases of securities available-for-sale                              (1,998,440)     (2,059,125)
Purchases of securities held-to-maturity                                         -      (9,021,377)
Proceeds from sale of securities available-for-sale                      6,527,985
Repayments and maturities of securities available-for-sale               1,806,310         628,371
Repayments and maturities of securities held-to-maturity                   844,624               -
Proceeds from sale of OREO Properties                                       67,853
Net purchase of leasehold improv., furn. and equipment                     (87,847)       (214,954)
                                                                      -------------   -------------
Net cash provided by (used in) investing activities                     10,580,646     (18,916,057)
                                                                      -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand, savings, NOW and
     money market deposit accounts                                      (8,120,483)     (7,571,745)
Net (decrease) increase in certificates of deposit                      (6,350,327)     11,293,984
Net decrease in other borrowings                                          (216,617)          6,583
Repayment of long-term debt                                               (454,937)       (450,000)
Net proceeds from issuance of common stock                                 131,681          37,778
Other                                                                       (1,858)
                                                                      -------------   -------------
Net cash (used in) provided by financing activities                    (15,012,541)      3,316,600
                                                                      -------------   -------------
Net increase (decrease) in cash and cash equivalents                    (3,304,202)    (14,958,694)
Cash and cash equivalents, beginning of year                            12,069,139      19,799,911
                                                                      -------------   -------------
Cash and cash equivalents, end of period                              $  8,764,937    $  4,841,217
                                                                      =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowings                              $  2,379,016    $  1,573,122
Income taxes paid                                                           27,000          39,000

See accompanying notes to consolidated financial statements.

                           CENTURY BANCSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-Q
       CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            JUNE 30, 1998 AND 1997


(1)      BASIS OF PRESENTATION

     The unaudited consolidated financial statements as of and for the six months ended June 30, 1998 and 1997 have not been audited but in the opinion of management, contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of such dates and for such periods. The unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto appearing in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1998 or any future periods. Certain prior period balances have been restated to conform with the current period.


(2)      INVESTMENT SECURITIES

Investment securities available-for-sale, and their contractual maturities, at June 30, 1998 are summarized as follows:

                                                                               Gross           Gross
                                                            Amortized       Unrealized      Unrealized        Fair
                                                               Cost            Gains          Losses          Value
----------------------------------------------------------------------------------------------------------------------
Obligations of U.S. treasury and
 government agencies:
            Within one year                                $ 2,998,317         $ 1,878        $  1,369    $ 2,998,826
            After one, but within five years                 1,998,711             665               -      1,999,376
            After five, but within ten years                         -               -               -              -
            After ten years                                  2,366,070           1,970           8,158      2,359,882
                                                           -----------------------------------------------------------
 Total                                                       7,363,098           4,513           9,527      7,358,084
Collateralized mortgage obligations:
            After ten years                                  1,079,444               -          13,666      1,065,778
Federal Reserve Bank stock                                     236,350               -               -        236,350
Federal Home Loan Bank stock                                   821,800               -               -        821,800
                                                           -----------------------------------------------------------
 Total investment securities available-for-sale            $ 9,500,692         $ 4,513        $ 23,193    $ 9,482,012
                                                           ===========================================================

Investment securities held-to-maturity at June 30, 1998, are summarized as follows:

                                                                               Gross           Gross
                                                             Amortized      Unrealized      Unrealized         Fair
                                                                Cost           Gains          Losses           Value
----------------------------------------------------------------------------------------------------------------------
Obligations of U.S. treasury, municipals, and
 government agencies:
            Within one year                                $    64,991        $    109         $     -    $    65,100
            After one, but within five years                   499,747           1,057               -        500,804
            After ten years                                    222,829               -           3,412        219,417
                                                           -----------------------------------------------------------
 Total                                                         787,567           1,166           3,412        785,321
Other securities:
            After one, but within five years                 1,000,000          26,935               -      1,026,935
            After five, but within ten years                   999,885           1,678               -      1,001,563
                                                           -----------------------------------------------------------
 Total investment securities held-to-maturity              $ 2,787,452        $ 29,779         $ 3,412    $ 2,813,819
                                                           ===========================================================

During the quarter the company sold available-for-sale securities with a book value of $6.5 million, for a pre-tax gain of approximately $15 thousand. The proceeds were used for general liquidity purposes and to fund loan growth and decline in non-interest bearing deposits.

                           CENTURY BANCSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-Q
       CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            JUNE 30, 1998 AND 1997

(3)      INCOME PER COMMON SHARE


Basic income per share is calculated by dividing net income (after deduction of preferred dividends), by the weighted-average common shares outstanding. Diluted income per share is calculated by dividing net income (after deduction of preferred dividends) by the sum of weighted-average common shares and common stock equivalents. On April 22, 1997, the Company declared a 5 percent stock dividend to common stock shareholders of record as of May 7, 1997, resulting in the issuance of 57,793 shares. On May 29, 1998, the Company declared a 5 percent stock dividend to common stock shareholders of record as of May 1, 1998, resulting in the issuance of 112,807 shares. Weighted-average shares outstanding and income per common share have been restated for the effect of the stock dividends.


                                                             Three Months Ended June 30,              Six Months Ended June 30,
                                                          ---------------------------------          ----------------------------
                                                             1998                  1997                  1998             1997
                                                          -----------           -----------          -----------      -----------
BASIC INCOME PER SHARE:
Net income applicable to common stock                        $169,537              $118,216             $301,427         $288,120

Weighted-average common shares outstanding                  2,356,151             1,275,562            2,340,524        1,272,902

Basic income per share                                          $0.07                 $0.09                $0.13            $0.23

DILUTED INCOME PER SHARE:
Net income applicable to common stock                        $169,537              $118,216             $301,427         $288,120

Weighted-average common shares outstanding                  2,356,151             1,275,562            2,340,524        1,272,902
Dilutive effect of warrants and stock options                 170,495               159,502              172,214          135,311
                                                          -----------           -----------          -----------      -----------
Diluted weighted-average common shares outstanding          2,526,646             1,435,064            2,512,738        1,408,213

Diluted income per share                                        $0.07                 $0.08                $0.12            $0.20


(4)      STOCK OPTION PLANS

Stock option transactions for the six months ended June 30, 1998 and 1997 are summarized as follows:

                                                                                         1998                     1997
                                                                                ------------------------------------------------
                                                                                             Weighted-               Weighted-
                                                                                              Average                 Average
                                                                                             Exercise                 Exercise
                                                                                Shares         Price      Shares       Price
--------------------------------------------------------------------------------------------------------------------------------

Outstanding at beginning of year                                                185,385       $ 4.46     162,821       $ 3.81
Granted                                                                          48,950         9.64      45,898         6.55
Exercised                                                                       (43,099)        3.17     (13,617)        2.57
Forfeited                                                                        (7,043)        9.56      (2,810)        5.44
                                                                                ------------------------------------------------
Outstanding at end of period                                                    184,193       $ 6.55     192,292       $ 3.90
                                                                                ================================================

                           CENTURY BANCSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-Q
       CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            JUNE 30, 1998 AND 1997


(5)      NEW FINANCIAL ACCOUNTING STANDARDS

     In June 1997, SFAS No. 130 "Reporting Comprehensive Income," and No. 131 "Disclosures about Segments of an Enterprise and Related Information" were issued. SFAS No. 130 requires that certain financial activity normally disclosed in stockholders' equity be reported in the statement of operations as an adjustment to net income in computing comprehensive income. Items applicable to the Company would be gain/loss on investment securities and preferred stock dividends. Accumulated comprehensive income components should be reported under a separate caption in the statements of condition and stockholders' equity. SFAS No. 130 is effective January 1, 1998, including restatement of prior periods in conformity with this new presentation. The Company implemented SFAS No. 130 in January 1998, which did not have any financial impact on the Company or its operations for the six months ended June 30, 1998. The Company chose to disclose comprehensive income under an alternative presentation, thus comprehensive income is disclosed, net of taxes, in the Statements of Condition and as a separate component in the Statements of Changes in Stockholders' Equity.

     SFAS No. 131 requires the reporting of selected segment information in quarterly and annual financial reporting. Information from operating segments is derived from methods used by the Company's management to measure performance and allocate resources. The Company is required to disclose the basis for identifying segments and the services and products offered in each segment. Additionally, the Company should disclose the earnings, revenues and assets of each segment. SFAS No. 131 is effective January 1, 1998, including the restatement of prior periods reported consistent with SFAS No. 131, if practical. The Company does not have any reportable segments as defined in SFAS No. 131, and thus has not made any additional segment disclosures in this report.

     In February 1998, SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits-- an amendment of FASB Statements No. 87, 88, and 106" was issued. SFAS No. 132 revises employers' disclosures about pensions and other postretirement benefit plans. Overall, this statement does not change measurement or recognition for such plans, however, it does standardize the disclosure requirements for benefit plans to the extent practicable as well as requiring additional disclosures regarding benefit changes and the fair value of plan assets. This statement is effective for fiscal years beginning after December 15, 1997, with earlier adoption encouraged. The Company is reviewing the impact of this new pronouncement and will report additional information on its adoption in subsequent reports.

     On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending on weather the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS 133 becomes effective for the company on January 1, 2000. Management anticipates that the adoption of SFAS 133 will not have a significant impact on the financial position or results of operations of the company.

                           CENTURY BANCSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-Q


                            JUNE 30, 1998 AND 1997


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW


     Century Bancshares, Inc., a Delaware corporation ("Company") and a registered bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA"), was incorporated and organized in 1985. The Company began active operations in 1986 with the acquisition of its subsidiary, Century National Bank ("Bank"), a full service bank which opened for business in 1982. The Bank provides a broad line of financial products and services to small and medium sized businesses and consumers, through its main office located at 1875 Eye Street, N.W., Washington, D.C., a branch office located at 1275 Pennsylvania Avenue, N.W., two branch offices in Northern Virginia at 8251 Greensboro Drive and 6832 Old Dominion Drive, McLean, Virginia, and a branch office at 4625 Wisconsin Avenue, Bethesda, Maryland. The Company's principal executive offices are located at 1275 Pennsylvania Avenue, N.W., Washington, D.C. 20004.

     Items 2 and 3 of this report contain certain forward-looking statements regarding future financial condition and results of operations and the Company's business operations. The words "expect," "estimate," "anticipate," "predict," and similar expressions are intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions and, although the Company believes that such assumptions are reasonable, it can give no assurance that its expectations regarding these matters will be achieved. The important factors that could cause actual results to differ materially from the forward looking statements include, without limitation, the factors are discussed in the Company's Form 10-K for the year ended December 31, 1997 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as the following factors: general economic conditions in the Washington, D.C. metropolitan area; changes in interest rates; changes in asset quality; the effect on the Company of the extensive scheme of regulation by several federal agencies; the departure of certain key executives; the year 2000 problem; and competition from other providers of financial services. Should one or more of these risks or uncertainties materalize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.


NET INCOME


     For the six months ended June 30, 1998, the Company's net income was $301 thousand, or $0.12 per diluted share, compared with $288 thousand for the first six months of 1997, or $0.20 per diluted share. The 4.5% increase in net income was primarily attributable to a 36.1% increase in net interest income resulting from a significant increase in the Company's earning assets. This increase in the net interest income was partially offset by a 24.1% increase in noninterest expense and a 429% increase in the provision for loan losses. The increase in the provision for loan losses resulted from a higher volume of loans outstanding, a rising trend in Company's historical loan charge-off experience, and an increasing volume of nonperforming loans. For similar reasons, net income for the three months ended June 30, 1998 increased to $169 thousand from $118 thousand, an increase of 43%. Return on average assets was 0.48% for the second quarter of 1998, compared with 0.44% for the same period in 1997. Return on average common equity was 4.89% for the quarter ended June 30, 1998, compared with 6.72% for the same period in 1997. Total stockholder's equity was 10.13% of total assets at June 30, 1998, as compared to 6.38% at June 30, 1997.

                           CENTURY BANCSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-Q


                            JUNE 30, 1998 AND 1997


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED


NET INTEREST INCOME


     Net interest income before provision for loan losses was $1.7 million for the quarter ended June 30, 1998, compared with net interest income of $1.3 million for the quarter ended June 30, 1997, an increase of $379 thousand, or 31%. The increase in net interest income between the periods is attributable to an increase in average earning assets to $132.0 million during the quarter, compared to total average earning assets of $98.8 million for the same period in 1997. Additionally, average interest-bearing liabilities increased to $101.0 million during the second quarter of 1998, compared with $79.2 million in 1997. Thus, average interest-earning assets increased $33.2 million, or 33.6%, between the periods, partially offset by an increase in average interest-bearing liabilities of $21.8 million, or 27.5%. The increases in both average earning assets and interest-bearing liabilities resulted primarily from the purchase of a branch in Virginia during the fourth quarter of 1997, which increased loans and deposits by $9.0 million and $28.0 million, respectively. The additional growth was primarily the result of internal loan and deposit growth between the periods (see the "Average Balances and Interest Rates" table) .

     The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, while also being affected by changes in yields earned on interest-earning assets and rates paid on deposits and other interest-bearing funds. The net interest margin for the quarter ended June 30, 1998 was 5.02%, a decrease of 15 basis points from 5.17% for the second quarter of 1997. This decrease was primarily the result of lower interest yields on loans and investment securities, together with higher interest costs on savings accounts, time deposits, and other borrowings.

     The following table sets forth the averages of interest earned or paid by significant categories of interest earning assets and interest bearing liabilities for the three and six month periods ended June 30, 1998 and 1997.

                           CENTURY BANCSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-Q


                            JUNE 30, 1998 AND 1997


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                                                                        THREE MONTHS ENDED JUNE 30,
                                          ------------------------------------------------------------------------------------
                                                          1998                                       1997
                                          ---------------------------------------     ----------------------------------------
                                                         Interest                                  Interest
                                             Average      Income/      Average        Average       Income/        Average
                                             Balance      Expense     Yield/Rate      Balance       Expense       Yield/Rate
                                          --------------------------------------      ----------------------------------------
                                                                             ($ IN THOUSANDS)
Interest-Earning Assets
  Loans, net (1)                          $   97,811      $ 2,286        9.37%        $  72,096       $ 1,776          9.88%
  Investment securities (2)                   19,403          282        5.83%            9,771           149          6.12%
  Federal funds sold                           3,769           51        5.43%              994            15          6.06%
  Interest bearing deposits
    with banks                                10,993          150        5.47%           15,981           212          5.32%
                                          ------------------------------------        ----------------------------------------
Total interest-earning assets                131,976        2,769        8.42%           98,842         2,152          8.73%

  Cash and due from banks                      5,413                                      4,937
  Other assets                                 4,025                                      2,675
                                          -----------                                 ----------
Total Assets                              $  141,414                                  $ 106,454
                                          ===========                                 ==========

Interest-Bearing Liabilities
  Interest-Bearing Deposits:
    NOW accounts                          $   17,178      $    73        1.70%        $  13,399       $    68           2.04%
    Savings accounts                          17,708          203        4.60%            2,250            14           2.50%
    Money market accounts                     20,658          185        3.59%           21,967           200           3.65%
    Time deposits                             38,128          531        5.59%           33,780           466           5.53%
  Borrowings and
    notes payable                              7,356          125        6.82%            7,777           131           6.76%
                                          ------------------------------------        -----------------------------------------
Total interest-bearing
    liabilities                              101,028        1,117        4.43%           79,173           879           4.45%
                                          ------------------------------------        -----------------------------------------
  Non-interest bearing deposits               25,007                                     19,077
  Other liabilities                            1,484                                      1,177
                                          -----------                                 ----------
Total liabilities                            127,519                                     99,427

Stockholders' equity                          13,895                                      7,027
                                          -----------                                 ----------
Total liabilities and
    stockholders' equity                  $  141,414                                  $ 106,454
                                          ===========                                 ==========
Net interest income and spread                            $ 1,652        3.99%                        $ 1,273           4.28%
                                                          ====================                        =========================

Net interest margin                                                      5.02%                                          5.17%
                                                                  ============                                     ============

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

                           CENTURY BANCSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-Q


                            JUNE 30, 1998 AND 1997


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                                                                         SIX MONTHS ENDED JUNE 30,
                                          ------------------------------------------------------------------------------------
                                                          1998                                         1997
                                          ---------------------------------------     ----------------------------------------
                                                         Interest                                  Interest
                                             Average      Income/      Average        Average       Income/       Average
                                             Balance      Expense     Yield/Rate      Balance       Expense      Yield/Rate
                                          --------------------------------------      ----------------------------------------
                                                                             ($ IN THOUSANDS)

Interest-Earning Assets
  Loans, net (1)                           $  96,046      $   4,619      9.70%         $  70,690       $  3,457       9.78%
  Investment securities (2)                   19,311            580      6.05%             9,508            275       5.80%
  Federal funds sold                           4,589            125      5.49%             2,904             83       5.72%
  Interest bearing deposits
    with banks                                14,834            409      5.56%            11,726            315       5.37%
                                           -----------------------------------         ------------------------------------
Total interest-earning assets                134,780          5,733      8.58%            94,828          4,130       8.71%

  Cash and due from banks                      5,348                                       4,887
  Other assets                                 4,408                                       3,134
                                           ----------                                  ---------
Total Assets                               $ 144,536                                   $ 102,849
                                           ==========                                  =========

Interest-Bearing Liabilities
  Interest-Bearing Deposits:
    NOW accounts                           $  17,927      $     165      1.86%         $  13,778       $    135       1.96%
    Savings accounts                          17,362            396      4.60%             2,301             28       2.43%
    Money market accounts                     22,418            419      3.77%            21,546            385       3.57%
    Time deposits                             40,154          1,114      5.59%            30,470            831       5.45%
  Borrowings and                                                                                              -
    notes payable                              7,516            251      6.73%             7,882            262       6.65%
                                           -----------------------------------         ------------------------------------
Total interest-bearing
    liabilities                              105,377          2,345      4.49%            75,977          1,641       4.32%
                                           -----------------------------------         ------------------------------------
  Non-interest bearing deposits               23,974                                      18,979
  Other liabilities                            1,404                                         838
                                           ----------                                  ---------
Total liabilities                            130,755                                      95,794

Stockholders' equity                          13,781                                       7,055
                                           ----------                                  ---------
Total liabilities and
    stockholders' equity                   $ 144,536                                   $ 102,849
                                           ==========                                  =========
Net interest income and spread                            $   3,388      4.09%                         $  2,489       4.39%
                                                          ====================                         ====================

Net interest margin                                                      5.07%                                        5.25%
                                                                    ==========                                   ==========

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

                             JUNE 30, 1998 AND 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NONINTEREST INCOME

     Noninterest income totaled $287 thousand for the second quarter in 1998, a $46 thousand increase when compared with the same quarter of 1997, which totaled $241 thousand (see table below). The increase between the periods was primarily due to increases in credit card and merchant fees caused by increased volumes. Gains on sale of available-for-sale securities and liquidation of other real estate owned totaling $30 thousand also contributed to the increase. These increases were partially offset by decreases in deposit service charges, caused by decreases in transaction-based accounts between the periods.


NONINTEREST INCOME                                   THREE MONTHS ENDED
(IN THOUSANDS)                                            JUNE 30,                    Change
                                              ----------------------------------------------------
                                                 1998             1997            $           %
                                              ----------------------------------------------------
Service charges on deposit accounts           $ 110,158        $ 122,318       $(12,160)     -9.9%
Credit card and merchant fees                   109,791           80,803         28,988      35.9%
Commission and other fee income                  35,006           36,759         (1,753)     -4.8%
Other income                                      1,852            1,595            257      16.1%
Gain on Sale of AFS Securities                   14,570               --         14,570     100.0%
Gain on Sale of OREO                             15,853               --         15,853     100.0%
                                              ----------------------------------------------------
Total noninterest income                      $ 287,230        $ 241,475       $ 45,755      18.9%
                                              ====================================================


     Noninterest income totaled $538 thousand for the first six months in 1998, a $24 thousand increase when compared with the first six months of 1997, which totaled $514 thousand (see table below). The increase between the periods resulted from factors similar to those affecting second quarter results, with increases in credit card and merchant fees caused by increased volumes, combined with gain on sale of available-for-sale securities and liquidation of other real estate owned. These increases were partially offset by decreases in deposit service charges, caused by decreases in transaction-based accounts between the periods.



NONINTEREST INCOME                                  SIX MONTHS ENDED
(IN THOUSANDS)                                          JUNE 30,                      Change
                                              ----------------------------------------------------
                                                 1998             1997            $           %
                                              ----------------------------------------------------
Service charges on deposit accounts           $ 208,595        $ 240,819       $(32,224)    -13.4%
Credit card and merchant fees                   225,266          214,544         10,722       5.0%
Commission and other fee income                  60,158           46,431         13,727      29.6%
Other income                                     13,431           12,091          1,341      11.1%
Gain on Sale of AFS Securities                   14,570               --         14,570     100.0%
Gain on Sale of OREO                             15,853               --         15,853     100.0%
                                              ----------------------------------------------------
Total noninterest income                      $ 537,873        $ 513,885       $ 23,988       4.7%
                                              ====================================================

                            CENTURY BANCSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-Q

                             JUNE 30, 1998 AND 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NONINTEREST EXPENSE

     Noninterest expense totaled $1.5 million for the second quarter of 1998, an increase of $215 thousand, or 16.9%, when compared with 1997's total noninterest expense of $1.3 million. This increase was principally the result of expenses in 1998, not incurred during the comparable period of 1997, in connection with the two new retail banking locations opened during the last six months of 1997. This significant increase in the scope of the Company's operations was accompanied by increases in most of the operating expense categories, excluding salaries and benefits, which decreased $45 thousand, or (8.6%). Professional fees, data processing and occupancy-related expenses, increased $66 thousand, $51 thousand and $49 thousand, respectively.


NONINTEREST EXPENSE                               THREE MONTHS ENDED
(IN THOUSANDS)                                         JUNE 30,                       Change
                                             -----------------------------------------------------
                                                 1998             1997            $           %
                                             -----------------------------------------------------
Salaries and employee benefits               $  482,651       $  528,119      $(45,468)      -8.6%
Occupancy and equipment expense                 205,247          156,012        49,235       31.6%
Professional fees                               209,740          143,958        65,782       45.7%
Data Processing                                 169,141          117,954        51,187       43.4%
Depreciation and amortization                   165,326          129,551        35,775       27.6%
Communications                                   70,989           52,944        18,045       34.1%
Other expenses                                  183,150          142,655        40,495       28.4%
                                             -----------------------------------------------------
Total noninterest expense                    $1,486,244       $1,271,193      $215,051       16.9%
                                             =====================================================


     Noninterest expense totaled $3.1 million for the six months in 1998, an increase of $594 thousand or 24.1%, when compared with 1997's total noninterest expense of $2.5 million. This increase is comparable to the trends in the current quarter and was the result of three new retail banking locations opened during the last nine months of 1997, with increases in most of the operating expense categories. During the six month period ended June 30, 1998, salaries and benefits increased $70 thousand, or 6.9%, and professional fees and occupancy-related expenses increased $152 thousand and $116 thousand respectively, as compared to the same period in 1997.


NONINTEREST EXPENSE                                  SIX MONTHS ENDED
(IN THOUSANDS)                                            JUNE 30,                    Change
                                             -----------------------------------------------------
                                                 1998             1997            $           %
                                             -----------------------------------------------------
Salaries and employee benefits               $1,086,230       $1,016,229       $ 70,001       6.9%
Occupancy and equipment expense                 411,170          294,958        116,212      39.4%
Professional fees                               400,429          248,874        151,555      60.9%
Data Processing                                 336,774          253,119         83,655      33.0%
Depreciation and amortization                   331,077          254,500         76,577      30.1%
Communications                                  134,506           99,151         35,355      35.7%
Other expenses                                  356,242          295,776         60,466      20.4%
                                             -----------------------------------------------------
Total noninterest expense                    $3,056,428       $2,462,607       $593,821      24.1%
                                             =====================================================

                            CENTURY BANCSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-Q

                             JUNE 30, 1998 AND 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

INVESTMENTS

     The Company's investment portfolio of $12.3 million as of June 30, 1998 consisted mostly of U.S. Government Agency obligations. This represented a decrease of $5.5 million, or 31%, compared with the investment portfolio total of $17.8 million at June 30, 1997. This decrease was primarily due to paydowns, maturities and sales of available-for-sale securities. The company's portfolio at June 30, 1997 consisted primarily of U.S. Government agency obligations and mortgage-backed securities. (see Note 2--"Investment Securities").

     Investment securities held-to-maturity are stated at cost, adjusted for amortization of premium and accretion of discount. Investment securities available-for-sale are stated at fair value.

LOANS

     The Company presently is, and in the future expects to remain, a middle market banking organization serving professionals and businesses with interests in and around the Washington, D.C., metropolitan area. Most of the Company's loan portfolio is collateralized by first mortgages and home equity lines of credit on residential real estate. Although residential real estate loans increased over the past twelve months as a result of the mortgage loan portfolio acquired in connection with the Virginia branch acquisition, the Company anticipates that this concentration will decline, as the Company continues its emphasis on the development of new commercial loan business, including commercial real estate loans. Most of the Company's commercial real estate loans are secured by owner-occupied properties with borrowers that are also banking customers of the Company. As of June 30, 1998 and 1997, approximately $62 million (61.2%) and $43.2 million (58.1%) of the Company's total loan portfolio, respectively, consisted of loans secured by real estate, of which one-to-four family residential mortgage loans and home equity lines of credit represented $32.3 million (31.9%) and $26.1 million (35.1%), respectively, of the Company's total loan portfolio.


                                                                        JUNE 30,
                                              ------------------------------------------------------
                                                           1998                         1997
                                              ------------------------------------------------------
TYPE OF LOAN ( IN THOUSANDS):                       $             %               $              %
                                              ------------------------------------------------------
1-4 family residential mortgage               $  23,875          23.6%       $  19,063         25.6%
Home equity loans                                 8,428           8.3%           7,052          9.5%
Multifamily residential                           2,121           2.1%           1,947          2.6%
Construction                                      1,039           1.0%             490          0.7%
Commercial real estate                           26,543          26.2%          14,693         19.7%
Commercial loans                                 26,793          26.5%          19,685         26.4%
Installment and credit card loans                12,376          12.2%          11,125         14.9%
Other loans                                          98           0.1%             382          0.5%
                                              ------------------------------------------------------
Gross loans                                     101,273         100.0%          74,437        100.0%
                                                           ============                  ===========
Less:  Unearned income                               42                             91
                                              ----------                     ----------
Total loans, net of unearned                  $ 101,231                      $  74,346
                                              ==========                     ==========

                                      -14-

                            CENTURY BANCSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-Q

                             JUNE 30, 1998 AND 1997

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

     Management actively monitors the Company's asset quality in a continuing effort to charge-off loans against the allowance for loan losses when appropriate and to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if actual economic conditions and other assumptions differ from those used in making the initial determinations. At June 30, 1998, the allowance for loan losses amounted to $1.0 million, or 1.0% of total loans. This represents an increase in the allowance compared to $887 thousand, or 0.94% of total loans as of December 31, 1997. The Company has increased the allowance, as a percentage of total loans outstanding, to reflect the upward trend in loan charge-offs experienced by the Company over the past two years, as well as an increase in the volume of nonperforming loans. The allowance for loan losses as a percentage of nonperforming loans was 105% at June 30, 1998, compared at 127% at December 31, 1997.

     Total nonperforming loans were $958 thousand, compared with $1.2 million at March 31, 1998 and $700 thousand at December 31, 1997. The increase in nonperforming assets from year-end 1997 was the result of two commercial borrowers being placed on nonaccrual status during the first quarter of 1998 totaling $472 thousand and one well secured commercial loan more than 90 days delinquent status but still accruing at June 30, 1998, for a total of $394 thousand. These increases were partially offset by a $624 thousand residential loan returning to accrual status during the second quarter. Of the $958 thousand in nonperforming loans as of June 30, 1998, approximately $394 thousand was secured by a first lien on commercial real estate and $74 thousand was guaranteed by the Small Business Administration. The remaining $490 thousand in nonperforming loans were either unsecured, secured by various business assets, or secured by junior liens on real estate. Within its analysis of the allowance for loan losses, the Company estimated loss exposure of approximately $215 thousand attributable to this latter group of loans. The commercial loans which are currently nonperforming were originated, for the most part, during or prior to 1996, and their nonperforning status reflects business and/or personal circumstances unique to each situation, rather than the result of any discernible trend or change in underwriting standards.

                            CENTURY BANCSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-Q

                             JUNE 30, 1998 AND 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

ASSET QUALITY , CONTINUED

     Provisions for loan losses are charged to income to bring the total allowance for loan losses to a level deemed appropriate by management, based on the factors identified above. The provision for loan losses during the second quarter of 1998 was $190 thousand, representing an increase of $139 thousand or 273% compared to the second quarter of 1997. This increase was the result of the 36% increase in loans outstanding during the past twelve months and the increase in nonperforming loans. These trends, taken into consideration with other factors in the Company's internal analysis of the allowance for loan loss, have led to increased reserve requirements and a resulting increase in the provision expense necessary to maintain the allowance at a level deemed appropriate by management of the Company (see the table on the following page).

                            CENTURY BANCSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-Q

                             JUNE 30, 1998 AND 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



NONPERFORMING LOANS
(IN THOUSANDS)

                                                JUNE 30,            DEC 31,
                                               ----------------------------
                                                  1998               1997
                                               ----------------------------
Non-accrual loans                              $   472            $   624
Accruing past due 90 days or more                  486                 76
                                               ----------------------------
Total nonperforming loans                          958                700

Other real estate owned                              -                 52
                                               ----------------------------
Total nonperforming assets                     $   958            $   752
                                               ============================

Nonperforming to total assets                     0.69%              0.49%


PROVISION AND ALLOWANCE FOR LOAN LOSSES
(IN THOUSANDS)

                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                       JUNE 30,                        JUNE 30,
                                           ------------------------------   ----------------------------
                                               1998                1997         1998             1997
                                           ------------------------------   ----------------------------
Average net loans outstanding               $ 97,811            $ 72,096     $ 96,046          $ 71,387

Loans outstanding at period-end              101,231              74,346      101,231            74,346

Total nonperforming loans                        958                 700          958               700

BEGINNING BALANCE OF ALLOWANCE              $  1,023            $    620     $    887          $    826
LOANS CHARGED-OFF:
1-4 family residential mortgage                   18                   -           18               109
Home equity loans                                 25                   -           26                24
Commercial loans                                 152                   -          162                 -
Installment and credit card loans                 51                   -          133               118
                                           ------------------------------   ---------------------------
TOTAL LOANS CHARGED OFF                          246                   -          339               251
RECOVERIES OF PREVIOUS CHARGE-OFFS:
1-4 family residential mortgage                    -                   -            1                 -
Home equity loans                                 25                   -           27                 -
Commercial loans                                  11                  39           11                62
Installment and credit card loans                  5                   -           38                 1
                                           ------------------------------   ----------------------------
TOTAL RECOVERIES                                  41                  39           77                63
                                           ------------------------------   ----------------------------
NET LOANS CHARGED-OFF                            205                 (39)         262               188

PROVISION FOR LOAN LOSSES                        190                  51          383                72
                                           ------------------------------   ----------------------------

BALANCE AT END OF PERIOD                    $  1,008            $    710     $  1,008          $    710
                                           ==============================   ============================

                           CENTURY BANCSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-Q

                            JUNE 30, 1998 AND 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

DEPOSITS

     The Company's total deposits at June 30, 1998 were $115.1 million, an increase of $20.4 million, or 21.5%, over 1997's second quarter balance. Total average deposits were $121.8 million for the six months ended June 30, 1998, an increase of $34.8 million, or 40% compared with average deposits of $87.0 million for the first six months of 1997. The increase in deposits at June 30, 1998, as compared to June 30, 1997, is primarily attributable to the purchase of the McLean, Virginia branch during the fourth quarter of 1997. The company views deposit growth as a significant challenge in its effort to increase its asset size. Thus, the Company is focusing on its branching program with increased emphasis on commercial accounts, and the offering of more competitive interest rates and products to stimulate deposit growth. This strategy has and will continue to result in higher cost of funds when compared to prior year's results, in addition to lower fee income as many of these commercial customers utilize accounts with lower transaction costs as well as a lower number of transactions.


                                                                         SIX MONTHS ENDED JUNE 30,
                                                       1998                                                      1997
                                    ----------------------------------------------------------------------------------------
                                                     WEIGHTED-                                     WEIGHTED-
                                      VERAGE          AVERAGE            % OF         AVERAGE      AVERAGE            % OF
                                      ALANCE           RATE              TOTAL        BALANCE       RATE              TOTAL
                                    ----------------------------------------------------------------------------------------
                                                                  (IN THOUSANDS)

Noninterest-Bearing Deposits        $    23,974       0.00%              19.7%       $  18,979      0.00%              21.8%
Interest-Bearing Deposits:
    NOW accounts                    $    17,927       1.86%              14.7%       $  13,778      1.96%              15.8%
    Savings accounts                $    17,362       4.60%              14.3%       $   2,301      2.43%               2.6%
    Money market accounts           $    22,418       3.77%              18.4%       $  21,546      3.57%              24.7%
    Time deposits                   $    40,154       5.59%              33.0%       $  30,470      5.45%              35.0%
                                    ------------------------------------------       ---------------------------------------

Total                               $   121,835                         100.0%       $  87,074                        100.0%
                                    ============           ====================================                =============
Weighted-Average Rate                                 3.47%                                         3.16%
                                                ===========                                       =============

                           CENTURY BANCSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-Q


                            JUNE 30, 1998 AND 1997


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


CAPITAL RESOURCES

     Total stockholders' equity at June 30, 1998 was $14.0 million, an increase of $6.9 million, almost double the balance of total stockholders' equity of $7.1 million at June 30, 1997. This significant increase was the result of the Company issuing 977,500 shares of Common Stock, at a price of $7.25 per share, in the third quarter of 1997. The net proceeds from the sale of Common Stock totaled approximately $6.3 million. Net income for the first six months of 1998 was $301 thousand. In addition to retained earnings, stockholders' equity was also augmented by a $8 thousand increase in the market value of investment securities available -for-sale, net of tax effect, and $132 thousand received from the exercise of warrants and stock options.

     The Office of the Comptroller of the Currency has established certain minimum risk-based capital standards that apply to national banks, and the Company is subject to certain capital requirements imposed by the Federal Reserve Board. At June 30, 1998, the Bank exceeded all applicable regulatory capital requirements for classification as a "well capitalized" bank, and the Company satisfied all applicable regulatory requirements imposed on it by the Federal Reserve Board.

YEAR 2000 COMPLIANCE

     The "Year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results. The extent of the potential impact of the year 2000 problem is not yet known; however, the consequences of the year 2000 problem could have a material effect on the Company's business, results of operations, or financial condition.

     In December 1997, the Company adopted a year 2000 compliance plan ("Y2K Plan") for the assessment of its exposure to the year 2000 problem, completion of any required remediation, and testing of systems compliance. A specific timetable was established, and a senior officer of the Company was assigned leadership responsibility. The officer reports monthly to the Board of Directors concerning the status of the Y2K Plan, and the Company's progress is also reviewed from time to time by bank regulatory authorities.

     The Company believes that it is presently on schedule with respect to it Y2K Plan, and outside reviews to date have found the Company's year 2000 compliance efforts to be satisfactory. As of June 30, 1998 the Company's estimated percentage of completion on its Y2K Plan was 73%, and the estimated date for 100% completion was August 31, 1999.

                           CENTURY BANCSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-Q


                            JUNE 30, 1998 AND 1997


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

YEAR 2000 COMPLIANCE (CONTINUED)

     As part of its Y2K Plan, the Company expects to spend approximately $145,000 for the replacement of outdated computer hardware and software. Additionally, the human resources requirement will include time of regular Company employees together with its network administration consultant. Because most of the Company's data processing services are provided by outside vendors (principally EDS) on a contract basis, management does currently anticipate that the costs to address the Company's year 2000 issues will not have a significant impact on the financial position or results of operations of the Company.

     The Company's Y2K Plan includes certain contingency plans to be implemented in the event compliance benchmarks are not met on a timely basis and/or systems fail to perform in accordance with plans and expectations. For the most part, these contingency plans involve a reversion to manual processes for all "mission critical" business functions, which the Company believes is practical in view of the relative size and scope of its operations.

                           CENTURY BANCSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-Q


                            JUNE 30, 1998 AND 1997


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

     Asset liquidity is provided by cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future. The asset liquidity of the Bank is maintained in the form of vault cash, demand deposits with commercial banks, federal funds sold, interest bearing deposits with other financial institutions, short-term investment securities, other investment securities available-for-sale, and short-term loans. The Company has defined "cash and cash equivalents" as those amounts included in cash and due from banks and federal funds sold. At June 30, 1998, the Company had cash and cash equivalents of $8.8 million, an increase of $4.0 million, when compared with the $4.8 million at June 30, 1997, which resulted primarily from liquidity received from the Virginia branch acquisition in 1997, partially offset by increases in the loan portfolio between the periods.

     Liability liquidity is provided by access to core funding sources, principally customers' deposit accounts in the Company's market area. As a member of the Federal Home Loan Bank of Atlanta ("FHLBA"), the Company is authorized to borrow up to $19.9 million secured by a blanket pledge of its portfolio of 1-to-4-family residential mortgage loans. The Company also has approved lines of credit from larger correspondent banks to borrow excess reserves on an overnight basis (known as "federal funds purchased") in the amount of $1.0 million and to borrow on a secured basis ("repurchase agreements") in the amount of $5.0 million. At June 30, 1998, the Company had no federal funds purchased or repurchase agreements, and was utilizing $7.4 million of its available FHLBA borrowings in the form of fixed-rate term credit advances with an average cost of 6.73%. The Company utilizes fixed rate term credit advances from the FHLBA to fund fixed rate real estate loans of comparable terms and maturities.

     The Company had cash on hand in the amount of $2.2 million at the holding company level at June 30, 1998. The Company anticipates using these funds as working capital available to support the future growth of the franchise as well as to pay normal operating expenses. Additionally, working capital is further augmented by dividends available from the Bank, subject to certain regulatory restrictions generally applicable to national banks. At June 30, 1998, the Company had no indebtedness outstanding at the holding company level.

                           CENTURY BANCSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-Q


                            JUNE 30, 1998 AND 1997


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

     Management seeks to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. Toward this end, the Company maintains an Asset/Liability Committee (the "ALCO") which reviews, on a regular basis, the maturity and repricing of the assets and liabilities of the Company. The ALCO has adopted the objective of achieving and maintaining a one-year cumulative GAP, as a percent of total assets, of between plus 10% and minus 10%. In addition, ALCO monitors potential changes in net interest income and market value of equity under various interest rate scenarios. On a consolidated basis, the Company's one year cumulative gap was a positive 9.2% of total assets at June 30, 1998. Market risk is the risk of loss from adverse changes in market prices and rates, arising primarily from interest rate risk in the Company's portfolios, which can significantly impact the Company's profitability and market value of equity. The ALCO has adopted the objective that an immediate increase or decrease of 200 basis points in market interest rates should not result in a change of more than 10% (plus or minus) in the Company's projected net interest income over the next twelve months, or in the Company's market value of portfolio equity. At June 30, 1998, the forecasted impact of an immediate increase or decrease of 200 basis points would have resulted in an increase (or decrease) in net interest income over a 12 month period of 8.6% and (8.4%) respectively, and an increase (or decrease) in market value of portfolio equity of (7.7%) and 9.1% respectively.

     Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, the analysis included herein is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. The analysis is based on the Company's assets and liabilities as of June 30, 1998 and does not contemplate any actions the company might undertake in response to changes in market interest rates, which could change the anticipated results. The analysis assumes repricing and /or repayment of all assets and liabilities in accordance with their contractual terms with the exception of (a) mortgage - backed securities, which are assumed to prepay at a rate based on consensus market expectations, and (b) non - maturity customer deposits, which are assumed to respond to interest rate changes on a time-lag basis consistent with the company's historical experience for various types of deposit accounts.

                           CENTURY BANCSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-Q


                            JUNE 30, 1998 AND 1997


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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           a) On June 9, 1998 the Registrant held its annual meeting of stockholders to (i) elect a board of eight directors to serve until the 1999 annual meeting of stockholders, (ii) approve amendment to the 1994 Stock Option Plan, and (iii) transact such other business as may properly come before the meeting.

           (b), (c) With respect to the election of directors, the voting was as follows:

                                     Nominee                   For          Against         Withheld
                            ------------------------      ------------     --------------------------

                            Joseph S. Bracewell              1,709,390        24,782           -0-
                            George Contis, M.D.              1,709,390        24,782           -0-
                            John R. Cope                     1,709,390        24,782           -0-
                            Bernard J. Cravath               1,709,390        24,782           -0-
                            Neal R. Gross                    1,709,390        24,782           -0-
                            Joseph H. Koonz                  1,709,390        24,782           -0-
                            William S. McKee                 1,709,390        24,782           -0-
                            William C. Oldaker               1,709,390        24,782           -0-

           With respect to the amendment to the 1994 Stock option Plan, the vote was: 1,135,740 for, 249,197against, and 1,106 abstentions. There were no Broker Nonvotes.

           (d) Not applicable

ITEM 5.    OTHER INFORMATION

           Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) The following exhibits are filed with this report:

                 EXHIBIT
                 NUMBER                 DESCRIPTION OF EXHIBIT
                 -------------          -----------------------------
                      11                Statement Re: Computation of Per Share
                                        Earnings

                      27                Financial Data Schedule

           (b) No Reports on Form 8-K were filed by the Company during the three months ended June 30, 1998.

                           CENTURY BANCSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-Q


                            JUNE 30, 1998 AND 1997






                                  SIGNATURES



                Pursuant to the requirements of the Securities
             Exchange Act of 1934, the registrant has duly caused
                 this report to be signed on its behalf by the
                    undersigned thereunto duly authorized.







                                     CENTURY BANCSHARES, INC.



Date: August 17, 1998                    By: JOSEPH S. BRACEWELL
      ---------------------              -------------------------------------
                                         Joseph S. Bracewell
                                         President and Chief Executive Officer
                                         (for the registrant and as its
                                         principal financial officer)