Form 10-Q
period 1998-09-30
CENTURY BANCSHARES INC
filed 1998-11-19
CIK 785813

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



At October 31, 1998 there were 2,417,982 shares of the registrant's Common Stock, par value $1.00 per share outstanding.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    For The Quarter Ended September 30, 1998

                                TABLE OF CONTENTS


                                                                                                          PAGE

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                               1

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                8

Item 3. Quantitative and Qualitative Disclosures About Market Risk         21

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                  22

Item 2. Changes in Securities and Use of Proceeds                          22

Item 3. Defaults Upon Senior Securities                                    22

Item 4. Submission of Matters to a Vote of Security Holders                22

Item 5. Other Information                                                  22

Item 6. Exhibits and Reports on Form 8-K                                   22

Signatures                                                                 23


                         PART I - FINANCIAL INFORMATION

Item 1.     Condensed Financial Information

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

Consolidated Statements of Financial Condition
September 30, 1998 , and December 31, 1997


                                                                                      September 30,            December 31,


                                                                                             1998                    1997
                                                                                         (Unaudited)
                                                                                       -----------------       -----------------

ASSETS

Cash and due from banks                                                                     $ 7,526,399             $ 7,069,139
Federal funds sold                                                                           19,000,000               5,000,000
Interest bearing deposits in other banks                                                     13,724,299              22,223,037
Investment securities available-for-sale, at fair value                                       9,424,073              15,776,517
Investment securities, at cost, fair value of $2,388,582
    and $3,634,867 at September 30, 1998
    and   December 31, 1997, respectively                                                     2,375,930               3,632,076

Loans, net of unearned income                                                               103,433,140              94,171,450
Less:  allowance for loan losses                                                             (1,030,095)               (887,046)
                                                                                       -----------------       -----------------
Loans, net                                                                                  102,403,045              93,284,404

Leasehold improvements, furniture, and equipment, net                                         1,445,819               1,708,987
Accrued interest receivable                                                                     703,278                 922,327
Other real estate owned                                                                               -                  52,000
Deposit premium                                                                               1,593,616               1,735,768
Net deferred taxes                                                                              664,526                 693,360
Other assets                                                                                    696,598                 542,012
                                                                                       -----------------       -----------------
                Total Assets                                                              $ 159,557,583           $ 152,639,627
                                                                                       -----------------       -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
     Noninterest-bearing                                                                   $ 28,652,442            $ 26,225,119
     Interest-bearing                                                                       107,408,469             103,379,913
                                                                                       -----------------       -----------------
Total deposits                                                                              136,060,911             129,605,032

Other borrowings                                                                              7,791,345               8,198,843
Other liabilities                                                                             1,381,939               1,300,226
                                                                                       -----------------       -----------------
                Total Liabilities                                                           145,234,195             139,104,101

                                                                                       -----------------       -----------------
Stockholders' Equity:
Common stock, $1 par value; 5,000,000 shares authorized;
     2,403,171, and 2,209,229 shares issued and
     outstanding at September 30, 1998, and                                                   2,403,171               2,209,229
     December 31, 1997, respectively
Additional paid in capital                                                                   11,682,347              10,695,480
Retained earnings                                                                               229,185                 651,646
Accumulated Other Comprehensive Income:
     Net unrealized gain (loss) on securities
       available-for-sale                                                                         8,685                 (20,829)
                                                                                       -----------------       -----------------
                Total Stockholders' Equity                                                   14,323,388              13,535,526

                                                                                       -----------------       -----------------
                Total Liabilities and Stockholders' Equity                                $ 159,557,583           $ 152,639,627
                                                                                       -----------------       -----------------

     See accompanying condensed notes to consolidated financial statements (unaudited).

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

Consolidated Statements of Operations (Unaudited)
Three and Nine Months Ended September 30, 1998 and 1997

                                                        Three Months     Three Months    Nine Months      Nine Months
                                                           Ended            Ended           Ended            Ended
                                                        Sep 30, 1998     Sep 30, 1997    Sep 30, 1998     Sep 30, 1997
                                                       ---------------  --------------- ---------------  ---------------

Interest income:
     Interest and fees on loans                          $ 2,364,953      $ 1,949,522     $ 6,984,256      $ 5,406,434
     Interest on federal funds sold                           143,922           90,162         268,827          173,650
     Interest on deposits in other banks                      133,917          118,480         542,667          433,705
     Interest on securities available-for-sale                128,341          136,788         562,739          375,962
     Interest on securities held-to-maturity                   47,607           39,700         192,761           75,454
                                                       ---------------  --------------- ---------------  ---------------
Total interest income                                       2,818,740        2,334,652       8,551,250        6,465,205

Interest expense:
     Interest on deposits:
          Savings accounts                                    216,052           13,926         611,799           42,322
          NOW accounts                                         75,862           70,192         240,706          204,781
          Money market accounts                               186,634          192,894         605,342          577,540
          Certificates under $100,000                         293,668          328,195         957,152          806,397
          Certificates $100,000 and over                      222,819          203,056         673,647          556,192
                                                       ---------------  --------------- ---------------  ---------------
     Total interest on deposits                               995,035          808,263       3,088,646        2,187,232
     Interest on other borrowings                             125,864          125,822         377,036          387,780
                                                       ---------------  --------------- ---------------  ---------------
Total interest expense                                      1,120,899          934,085       3,465,682        2,575,012

                                                       ---------------  --------------- ---------------  ---------------
Net interest income                                         1,697,841        1,400,567       5,085,568        3,890,193
Provision for loan losses                                     154,000           43,800         537,000          116,200
                                                       ---------------  --------------- ---------------  ---------------
Net interest income after provision for loan losses         1,543,841        1,356,767       4,548,568        3,773,993

Noninterest income:
     Service charges on deposit accounts                      114,415          104,636         323,010          345,456
     Other operating income                                   155,277          121,725         454,134          394,790
     Gain on sale of available-for-sale securities                  -                -          14,570                -
     Gain on liquidation of other real estate owned                 -                -          15,853                -
                                                       ---------------  --------------- ---------------  ---------------
Total noninterest income                                      269,692          226,361         807,567          740,246

Noninterest expense:
     Salaries and employee benefits                           537,197          579,030       1,623,426        1,595,259
     Occupancy and equipment expense                          200,257          164,373         611,427          459,331
     Professional fees                                        231,104          183,064         631,533          427,053
     Data processing                                          174,985          125,302         511,759          378,421
     Depreciation and amortization                            165,111          132,078         496,188          386,578
     Communications                                            71,295           49,881         205,801          149,032
     Other operating expenses                                 194,202          162,151         550,446          462,812
                                                       -----------------------------------------------------------------
Total noninterest expense                                   1,574,151        1,395,879       4,630,580        3,858,486

                                                       ---------------  --------------- ---------------  ---------------
Income before income tax expense                              239,382          187,249         725,555          655,753
Income tax expense                                             68,982           78,022         253,728          258,406
                                                       ---------------  --------------- ---------------  ---------------
Net income                                                  $ 170,400        $ 109,227       $ 471,827        $ 397,347
                                                       ---------------  --------------- ---------------  ---------------

Basic income per common share                                     $ 0.07           $ 0.08          $ 0.20           $ 0.31
Diluted income per common share                                   $ 0.07             0.07            0.19             0.27

Weighted-average common shares outstanding                  2,376,276        1,334,082       2,352,572        1,293,519

     See accompanying condensed notes to consolidated financial statements (unaudited).

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

Consolidated Statements of Stockholders' Equity (Unaudited)
Nine Months Ended September 30, 1998 and 1997

                                                                                       Accumulated
                                                                                           Other
                                                                                       Comprehensive
                                                                                           Income
                                                                                    ---------------------
                                                                                       Net unrealized
                                          Common       Additional                       gain (loss)          Total
                                          stock          paid in        Retained       on securities     Stockholders'
                                        $1.00 par        capital        earnings    available-for-sale       Equity
                                      ----------------------------------------------------------------------------------

Balance, December 31, 1996               $ 1,146,028     $ 4,870,856      $ 779,057            $ (45,900)   $ 6,750,041

Comprehensive Income:
Net income                                                                  397,347                             397,347
Unrealized gain on invest.
  securities available-for-sale,
  net of tax effect                                                                               17,815         17,815
                                      ----------------------------------------------------------------------------------
Total Comprehensive Income                         -               -        397,347               17,815        415,162

Issuance of Common Stock-
977,500 shares                               977,500       5,352,127                                          6,329,627
Stock Dividend 57,793 shares                  57,793         405,776       (463,569)                                  -
Exercise of common stock
  options- 13,608 shares                      13,608          24,170                                             37,778
                                      ----------------------------------------------------------------------------------

Balance, September 30, 1997              $ 2,194,929    $ 10,652,929      $ 712,835            $ (28,085)  $ 13,532,608
                                      ----------------------------------------------------------------------------------




Balance, December 31, 1997               $ 2,209,229    $ 10,695,480      $ 651,646            $ (20,829)  $ 13,535,526

Comprehensive Income
Net income                                                                  471,827                             471,827
Unrealized gain on invest.
  securities available-for-sale,
  net of tax effect                                                                               29,514         29,514
                                      ----------------------------------------------------------------------------------
Total Comprehensive Income                         -               -        471,827               29,514        501,341


Stock Dividend 112,665 shares                112,665         779,765       (894,288)                             (1,858)
Exercise of common stock
  options- 56,178 shares                      56,178         131,773                                            187,951
Exercise of warrants-
  25,099 shares                               25,099          98,186                                            123,285
Other                                                        (22,858)                                           (22,858)
                                      ----------------------------------------------------------------------------------

Balance, September 30, 1998              $ 2,403,171    $ 11,682,347      $ 229,185              $ 8,685   $ 14,323,388
                                      ----------------------------------------------------------------------------------


     See accompanying condensed notes to consolidated financial statements (unaudited).


                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 1998 and 1997

                                                                           Nine Months         Nine Months
                                                                            Ended               Ended
                                                                        Sep 30, 1998        Sep 30, 1997
                                                                       ----------------    ----------------
Cash flows from operating activities:
Net income                                                                   $ 471,827           $ 397,347
Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                           496,188             386,578
       Provision for loan losses                                               537,000             116,200
       Gain on sale of available-for-sale securities                           (14,570)                  -
       Gain on liquidation of other real estate owned                          (15,853)                  -
       (Increase) decrease in accrued interest receivable                      219,049            (121,163)
       (Increase) decrease in other assets                                    (141,645)           (161,038)
       Increase (decrease) in other liabilities                                 81,715             322,901
                                                                       ----------------    ----------------
Total adjustments                                                            1,161,884             543,478
                                                                       ----------------    ----------------
Net cash provided by operating activities                                    1,633,711             940,825
                                                                       ----------------    ----------------

Cash flows from investing activities:
Net decrease (increase) in loans                                            (9,655,641)         (9,017,542)
Net decrease (increase) in interest bearing deposits in other banks          8,498,738            (745,859)
Purchases of securities available-for-sale                                  (2,872,601)         (4,040,018)
Purchases of securities held-to-maturity                                             -         (10,570,606)
Proceeds from sale of securities available-or-sale                           6,535,849                   -
Repayments and maturities of securities available-for-sale                   2,749,172             749,302
Repayments and maturities of securities held-to-maturity                     1,256,146           7,218,722
Proceeds from sale of OREO Properties                                           67,853                   -
Net purchase of leasehold improve., furn. and equipment                        (90,866)           (321,918)
                                                                       ----------------    ----------------
Net cash provided by (used in) investing activities                          6,488,650         (16,727,919)
                                                                       ----------------    ----------------

Cash flows from financing activities:
Net decrease in demand, savings, NOW and
     money market deposit accounts                                          11,788,797          (7,474,390)
Net (decrease) increase in certificates of deposit                          (5,332,918)         10,323,464
Net (decrease) increase in other borrowings                                    249,995            (121,083)
Repayment of long-term debt                                                   (657,497)            (75,000)
Net proceeds from issuance of common stock                                     286,522           6,367,370
                                                                       ----------------    ----------------
Net cash (used in) provided by financing activities                          6,334,899           9,020,361
                                                                       ----------------    ----------------

Net increase (decrease) in cash and cash equivalents                        14,457,260          (6,766,733)
Cash and cash equivalents, beginning of year                                12,069,139          19,799,911
                                                                       ----------------    ----------------
Cash and cash equivalents, end of period                                  $ 26,526,399        $ 13,033,178
                                                                       ----------------    ----------------

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowings                                   $ 3,489,299         $ 2,500,647
Income taxes paid                                                              175,000             128,769
Transfer of loans to other real estate owned                                         -              52,000


     See accompanying condensed notes to consolidated financial statements (unaudited).

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           September 30, 1998 and 1997

(1)      Basis of Presentation

     In the opinion of management the unaudited consolidated financial statements as of September 30, 1998 and December 31, 1997 and for the three and nine months ended September 30, 1998 and 1997 contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of such dates and for such periods. The unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto appearing in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1998 or any future periods. Certain prior period balances have been restated to conform with the current period.

(2)      Investment Securities

Investment securities available-for-sale, and their contractual maturities, at September 30, 1998 are summarized as follows:

                                                                           Gross          Gross
                                                           Amortized     Unrealized      Unrealized       Fair
                                                             Cost           Gains         Losses          Value
--------------------------------------------------------------------------------------------------------------------
Obligations of U.S. treasury and
 government agencies:
            Within one year                                $ 2,249,341        $ 1,448          $ 262    $ 2,250,527
            After one, but within five years                 1,998,922         13,922              -      2,012,844
            After five, but within ten years                 1,614,640         15,283              -      1,629,923
            After ten years                                    623,046              -          6,464        616,582
                                                        ------------------------------------------------------------
 Total                                                       6,485,949         30,653          6,726      6,509,876
Collateralized mortgage obligations:
            After ten years                                    992,452              -         10,566        981,885
Federal Reserve Bank stock                                     236,350              -              -        236,350
Federal Home Loan Bank stock                                   821,800              -              -        821,800
Other                                                          874,162              -              -        874,162
                                                        ------------------------------------------------------------
 Total investment securities available-for-sale            $ 9,410,713       $ 30,653       $ 17,292    $ 9,424,073
                                                        ------------------------------------------------------------


Investment securities held-to-maturity, and their contractual maturities at September 30, 1998, are summarized as follows:

                                                                           Gross          Gross
                                                           Amortized     Unrealized      Unrealized       Fair
                                                             Cost           Gains         Losses          Value
--------------------------------------------------------------------------------------------------------------------
Obligations of U.S. treasury, municipals, and
 government agencies:
            Within one year                                   $ 65,000            $ -            $ -       $ 65,000
            After one, but within five years                 1,499,775         11,788              -        500,314
            After ten years                                    211,986            301              -        212,287
                                                        ------------------------------------------------------------
 Total                                                       1,776,761         12,089              -        777,601
Collateralized mortgage obligations:
            After one, but within five years                   599,169            563              -      1,610,982
            After five, but within ten years                         -              -              -              -
                                                        ------------------------------------------------------------
 Total investment securities held-to-maturity              $ 2,375,930       $ 12,652            $ -    $ 2,388,582
                                                        ------------------------------------------------------------



                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           September 30, 1998 and 1997

(3)      Income per Common Share


     Basic income per share is calculated by dividing net income by the weighted-average common shares outstanding. Diluted income per share is calculated by dividing net income by the sum of weighted-average common shares and common stock equivalents. On April 22, 1997, the Company declared a 5 percent stock dividend payable on May 23, 1997 to common stock shareholders of record as of May 7, 1997, resulting in the issuance of 57,793 shares and a corresponding increase in stock options and warrants outstanding. On May 19, 1998, the Company declared a 5 percent stock dividend payable on June 29, 1998 to common stock shareholders of record as of May 29, 1998 resulting in the issuance of 112,665 shares and a corresponding increase in stock options and warrants outstanding. Weighted-average shares outstanding and income per common share have been restated for the effect of the stock dividends.



                                                               Three Months Ended           Nine Months Ended
                                                                      September 30,                September 30,
                                                           -----------------------------------------------------------
                                                               1998           1997          1998           1997
                                                           -----------------------------------------------------------

Basic Income Per Share:
Net income applicable to common stock                           $170,400       $109,227      $471,827        $397,347

Weighted-average common shares outstanding                     2,376,276      1,334,082     2,352,572       1,293,519

Basic income per share                                                $0.07          $0.08         $0.20           $0.31

Diluted Income Per Share:
Net income applicable to common stock                           $170,400       $109,227      $471,827        $397,347

Weighted-average common shares outstanding                     2,376,276      1,334,082     2,352,572       1,293,519
Dilutive effect of warrants and stock options                    134,870        167,409       164,293         167,409
                                                           -----------------------------------------------------------
Diluted weighted-average common shares outstanding             2,511,146      1,501,491     2,516,865       1,460,928

Diluted income per share                                              $0.07          $0.07         $0.19           $0.27
                                                           -----------------------------------------------------------


                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           September 30, 1998 and 1997


(4)      New Financial Accounting Standards

     In June 1997, SFAS No. 130 "Reporting Comprehensive Income," and No. 131 "Disclosures about Segments of an Enterprise and Related Information" were issued. SFAS No. 130 requires that certain financial activity normally disclosed in stockholders' equity be reported in the statement of operations as an adjustment to net income in computing comprehensive income. Items applicable to the Company would be gain/loss on investment securities and preferred stock dividends. Accumulated comprehensive income components should be reported under a separate caption in the statements of condition and stockholders' equity. SFAS No. 130 is effective January 1, 1998, including restatement of prior periods in conformity with this new presentation. The Company implemented SFAS No. 130 in January 1998. Such implementation did not have any impact on the Company or its operations for the nine months ended September 30, 1998. The Company chose to disclose comprehensive income under an alternative presentation, thus comprehensive income is disclosed, net of taxes, Statements of Condition and as a separate component in the Statements of Changes in Stockholders' Equity.

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

     On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS 133 becomes effective for the company on January 1, 2000. Management anticipates that the adoption of SFAS 133 will not have a significant impact on the financial position or results of operations of the company.



                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                           September 30, 1998 and 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Century Bancshares, Inc., a Delaware corporation ("Company"), and a registered bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA"), was incorporated and organized in 1985. The Company began active operations in 1986 with the acquisition of its subsidiary, Century National Bank ("Bank"), a full service bank which opened for business in 1982. The Bank provides a broad line of financial products and services to small and medium sized businesses and consumers, through its main office located at 1875 Eye Street, N.W., Washington, D.C., a branch office located at 1275 Pennsylvania Avenue, N.W., two offices in Northern Virginia at 8251 Greensboro Drive and 6832 Old Dominion Drive, McLean, Virginia, and a branch office at 7625 Wisconsin Avenue, Bethesda, Maryland. The Company's principal executive offices are located at 1275 Pennsylvania Avenue, N.W., Washington, D.C. 20004.

     Items 2 and 3 of this report contain certain forward-looking statements regarding future financial condition and results of operations and the company's business operations. The words "expect," "estimate," "anticipate," "predict" and similar expressions are intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions and, although the company believes that assumptions are reasonable, it can give no assurance that its expectations regarding these matters will be achieved. The important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, the factors discussed in the Company's Form 10-K for the year ended December 31, 1997 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as the following factors: general economic conditions in the Washington, D.C. metropolitan area; changes in interest rates; changes in asset quality; the effect on the Company of the extensive scheme of regulation by several federal agencies; the departure of certain key executives; the year 2000 problem; and competition from other providers of financial services. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, such actual outcomes may vary materially from those indicated.

Net Income

     For the nine months ended September 30, 1998, the Company's net income was $472 thousand, or $0.19 per diluted share, compared with $397 thousand for the first nine months of 1997, or $0.27 per diluted share. The 19% increase in net income was primarily attributable to a 31% increase in net interest income resulting from a significant increase in the Company's earning assets. This increase in net interest income was off-set by a 20% increase in noninterest expense and a 362% increase in the provision for loan losses resulting from a higher volume of loans outstanding, a rising trend in the Company's historical loan charge-off experience, and an increasing volume of nonperforming loans. Return on average assets was 0.47% for the third quarter of 1998, compared with 0.44% for the same period in 1997. Return on average common equity was 4.77% for the quarter ended September 30, 1998, compared with 4.69% for the same period in 1997. Total stockholder's equity to total assets at September 30, 1998, was 8.98% compared to 11.57% at September 30, 1997.



                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                           September 30, 1998 and 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Net Interest Income

     Net interest income was $1.7 million for the quarter ended September 30, 1998, compared with $1.4 million for the quarter ended September 30, 1997, an increase of $297 thousand, or 21%. The increase in net interest income between the periods is attributable to an increase in average-earning assets to $132.9 million during the quarter, compared to total average-earning assets of $102.3 million for the same period in 1997. Additionally, average interest-bearing liabilities increased to $102.1 million during the third quarter of 1998, compared with $80.5 million in 1997. Thus, average interest-earning assets increased $30.6 million, or 30%, between the periods, partially offset by an increase in average interest-bearing liabilities of $21.6 million, or 27%. The increases in both average earning assets and interest-bearing liabilities resulted primarily from the purchase of a branch in Virginia during the fourth quarter of 1997, which increased loans and deposits by $9.0 million and $28.0 million, respectively. The additional growth was primarily the result of internal loan and deposit growth between the periods (see the "Average Balances and Interest Rates" table).

     The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, while also being affected by changes in yields earned on interest-earning assets and rates paid on deposits and other interest-bearing funds. The net interest margin for the quarter ended September 30, 1998 was 5.07%, a decrease of 36 basis points from 5.43% for the third quarter of 1997. This decrease was primarily the result of lower interest earned on a high volume of interest earning assets, as well as high cost deposits in the McLean branch which had previously been a branch of a thrift institution.

     The following table sets forth the averages of interest earned or paid by significant categories of interest earning assets and interest bearing liabilities for the three and six month periods ending September 30, 1998 and 1997.


                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                           September 30, 1998 and 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                                                               Three Months Ended September 30,
                                       ------------------------------------------------------------------------------------
                                           1998                                       1997
                                       ----------------------------------------   -----------------------------------------
                                                      Interest                                    Interest
                                         Average       Income/      Average          Average      Income/       Average
                                         Balance       Expense        Rate           Balance      Expense        Rate
                                       ----------------------------------------   -----------------------------------------
                                                                        ($ in thousands)

Interest-Earning Assets
  Loans, net (1)                          $ 101,249       $ 2,365            9.27%     $ 75,767      $ 1,950            10.21%
  Investment securities (2)                  11,724           176            5.96%       11,492          177             6.11%
  Federal funds sold                         10,269           144            5.56%        6,485           90             5.51%
  Interest bearing deposits
    with banks                                9,627           134            5.52%        8,547          118             5.48%
                                       ----------------------------------------   -----------------------------------------
Total interest-earning assets               132,869         2,819            8.42%      102,291        2,335             9.06%

  Cash and due from banks                     5,812                                       5,463
  Other assets                                4,171                                       3,819
                                       -------------                              --------------
Total Assets                              $ 142,852                                   $ 111,573
                                       -------------                              --------------

Interest-Bearing Liabilities
  Interest-Bearing Deposits:
    NOW accounts                           $ 17,794          $ 76            1.69%     $ 13,716         $ 70             2.02%
    Savings accounts                         18,454           216            4.64%        2,209           14             2.51%
    Money market accounts                    20,684           187            3.59%       19,384          193             3.95%
    Time deposits                            37,568           517            5.46%       37,758          531             5.58%
  Borrowings and
    notes payable                             7,591           126            6.59%        7,452          126             6.71%
                                       ----------------------------------------   -----------------------------------------
Total interest-bearing
    liabilities                             102,091         1,122            4.36%       80,519          934             4.60%
                                       ----------------------------------------   -----------------------------------------
  Non-interest bearing deposits              25,056                                      20,136
  Other liabilities                           1,522                                       1,687
                                       -------------                              --------------
Total liabilities                           128,669                                     102,342

Stockholders' equity                         14,183                                       9,231
                                       -------------                              --------------
Total liabilities and
    stockholders' equity                  $ 142,852                                   $ 111,573
                                       -------------                              --------------
Net interest income and spread                            $ 1,697            4.06%                   $ 1,401             4.46%
                                                    ---------------------------                 ---------------------------

Net interest margin                                                          5.07%                                       5.43%
                                                                  -------------                              --------------

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

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                           September 30, 1998 and 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



                                                                 Nine Months Ended September 30,
                                       ----------------------------------------------------------------------------------
                                           1998                                       1997
                                       ----------------------------------------   ---------------------------------------
                                                      Interest                                    Interest
                                         Average       Income/      Average          Average      Income/       Average
                                         Balance       Expense        Rate           Balance      Expense        Rate
                                       ----------------------------------------   -----------------------------------------

                                                                        ($ in thousands)

Interest-Earning Assets
  Loans, net (1)                           $ 97,800       $ 6,984            9.55%     $ 72,142      $ 5,406            10.02%
  Investment securities (2)                  16,754           756            6.03%        9,381          421             6.02%
  Federal funds sold                          6,503           269            5.53%        4,111          174             5.66%
  Interest bearing deposits
    with banks                               13,079           543            5.55%       11,351          464             5.47%
                                       ----------------------------------------   -----------------------------------------
Total interest-earning assets               134,136         8,552            8.52%       96,985        6,465             8.91%

  Cash and due from banks                     5,504                                       5,081
  Other assets                                4,328                                       3,490
                                       -------------                              --------------
Total Assets                              $ 143,968                                   $ 105,556
                                       -------------                              --------------

Interest-Bearing Liabilities
  Interest-Bearing Deposits:
    NOW accounts                           $ 17,883         $ 241            1.80%     $ 13,757        $ 205             1.99%
    Savings accounts                         17,730           612            4.62%        2,270           42             2.47%
    Money market accounts                    21,834           605            3.70%       21,240          578             3.64%
    Time deposits                            39,283         1,631            5.55%       32,926        1,362             5.53%
  Borrowings and                                                                                           -
    notes payable                             7,541           377            6.68%        7,738          388             6.70%
                                       ----------------------------------------   -----------------------------------------
Total interest-bearing
    liabilities                             104,271         3,466            4.44%       77,931        2,575             4.42%
                                       ----------------------------------------   -----------------------------------------
  Non-interest bearing deposits              24,338                                      19,368
  Other liabilities                           1,442                                       1,083
                                       -------------                              --------------
Total liabilities                           130,051                                      98,382

Stockholders' equity                         13,917                                       7,174
                                       -------------                              --------------
Total liabilities and
    stockholders' equity                  $ 143,968                                   $ 105,556
                                       -------------                              --------------
Net interest income and spread                            $ 5,086            4.08%                   $ 3,890             4.49%
                                                    ---------------------------                 ---------------------------

Net interest margin                                                          5.07%                                       5.36%
                                                                  -------------                              --------------

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

                                               September 30, 1998 and 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Noninterest Income

     Noninterest income totaled $270 thousand for the third quarter in 1998, a $44 thousand increase when compared with the same quarter of 1997, which totaled $226 thousand (see table below). The increase between the periods was primarily due to increases in deposit service charges, credit card and merchant fees caused by increased volumes.



Noninterest Income                                         Three Months Ended
(in thousands)                                               September 30,                  Change
                                                       ------------------------------------------------------
                                                           1998          1997           $            %
                                                       ------------------------------------------------------

Service charges on deposit accounts                        $ 114,415    $ 104,637       $ 9,778        9.3%
Credit card and merchant fees                                112,265       90,392        21,872       24.2%
Commission and other fee income                               37,645       29,176         8,469       29.0%
Other income                                                   5,367        2,156         3,211      148.9%
                                                       ------------------------------------------------------
Total noninterest income                                $    269,692     $ 226,36       $ 43,330      19.1%
                                                       ------------------------------------------------------



     Noninterest income totaled $808 thousand for the first nine months in 1998, a $68 thousand increase when compared with the first nine months of 1997, which totaled $740 thousand (see table below). The increase between the periods was primarily due to increases in credit card and merchant fees caused by increased volumes, combined with gain on sale of available-for-sale securities and liquidation of other real estate owned. These increases were partially offset by decreases in deposit service charges, caused by decreases in transaction-based accounts between the periods.


Noninterest Income                                         Nine Months Ended
(in thousands)                                               September 30,                  Change
                                                       ------------------------------------------------------
                                                           1998          1997           $            %
                                                       ------------------------------------------------------

Service charges on deposit accounts                        $ 323,010    $ 345,456     $ (22,446)          -6.5%
Credit card and merchant fees                                337,532      304,937        32,595       10.7%
Commission and other fee income                               97,804       85,860        11,944       13.9%
Other income                                                  18,798        3,994        14,805      370.7%
Gain on Sale of AFS Securities                                 14,570          -         14,570      100.0%
Gain on Sale of OREO                                           15,853          -         15,853      100.0%
                                                       ------------------------------------------------------
Total noninterest income                                   $ 807,567    $ 740,24       $ 67,321        9.1%
                                                       ------------------------------------------------------

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                           September 30, 1998 and 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Noninterest Expense

     Noninterest expense totaled $1.6 million for the third quarter of 1998, an increase of $178 thousand, or 13%, when compared with 1997's total noninterest expense of $1.4 million. This increase was principally the result of expenses in 1998, not incurred during the comparable period of 1997, in connection with the new retail banking locations opened during the fourth quarter of 1997 and the first quarter of 1998. This significant increase in the scope of the Company's operations was accompanied by increases in most of the operating expense categories, excluding salaries and benefits, which decreased $42 thousand or (7%). Professional fees, data processing and occupancy-related expenses, increased $48 thousand, $50 thousand and $36 thousand, respectively.


Noninterest Expense                                        Three Months Ended
(in thousands)                                               September 30,                  Change
                                                       ------------------------------------------------------
                                                           1998          1997           $            %
                                                       ------------------------------------------------------

Salaries and employee benefits                               $  537,197     $ 579,030    $  (41,833)      -7.2%
Occupancy and equipment expense                                 200,257       164,373        35,884       21.8%
Professional fees                                               231,104       183,064        48,040       26.2%
Data Processing                                                 174,985       125,302        49,683       39.7%
Depreciation and amortization                                   165,111       132,078        33,033       25.0%
Communications                                                   71,295       49,881         21,414       42.9%
Other expenses                                                  194,202       162,151        32,051       19.8%
                                                       ------------------------------------------------------
Total noninterest expense                                    $1,574,151    $1,395,879   $   178,272       12.8%
                                                       ------------------------------------------------------


Noninterest expense totaled $4.6 million for the nine months in 1998, an increase of $772 thousand or 20%, when compared with 1997's total noninterest expense of $3.9 million. This increase is comparable to the trends in the current quarter and relates to the new retail banking locations opened during 1997 and 1998, with increases in most of the operating expense categories, including salaries and benefits, which increased $28 thousand, or 2%, and professional fees and occupancy-related expenses, which increased $204 thousand and $152 thousand respectively.

Noninterest Expense                                        Nine Months Ended
(in thousands)                                               September 30,                  Change
                                                       ------------------------------------------------------
                                                           1998          1997           $            %
                                                       ------------------------------------------------------

Salaries and employee benefits                           $ 1,623,426    $1,595,259     $ 28,167         1.8%
Occupancy and equipment expense                              611,427       459,331      152,096        33.1%
Professional fees                                            631,533       427,053      204,480        47.9%
Data Processing                                              511,759       378,421      133,338        35.2%
Depreciation and amortization                                496,188       386,578      109,610        28.4%
Communications                                               205,801       149,032       56,769        38.1%
Other expenses                                               550,446       462,812       87,634        18.9%
                                                       ------------------------------------------------------
Total noninterest expense                               $  4,630,580    $3,858,486     $772,094        20.0%
                                                       ------------------------------------------------------


                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                           September 30, 1998 and 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Investments

     The Company's investment portfolio of $11.8 million as of September 30, 1998 consisted mostly of U.S. Government Agency obligations. This represented a decrease of $2.3 million, or 16%, compared with the investment portfolio total of $14.1 million at September 30, 1997. This decrease is primarily due to paydowns, maturities and sales of available-for-sale securities. The company's portfolio at September 30, 1997 consisted primarily of U.S. Government agency obligations and mortgage-backed securities. (see Note 2-- "Investment Securities").

     Investment securities held-to-maturity are stated at cost, adjusted for amortization of premium and accretion of discount. Investment securities available-for-sale are stated at fair value.

Loans

     The Company presently is, and in the future expects to remain, a middle market banking organization serving professionals and businesses with interests in and around the Washington, D.C., metropolitan area. Most of the Company's loan portfolio is collateralized by first mortgages and home equity lines of credit on residential real estate. Although residential real estate loans increased over the past twelve months as a result of the mortgage loan portfolio acquired in connection with the Virginia branch acquisition, the Company anticipates that this concentration will decline, as the Company continues its emphasis on the development of new commercial loan business, including commercial real estate loans. Most of the Company's commercial real estate loans are secured by owner-occupied properties with borrowers that are also banking customers of the Company. As of September 30, 1998 and 1997, approximately $63 million (61%) and $45.2 million (57%) of the Company's total loan portfolio, respectively, consisted of loans secured by real estate, of which one-to-four family residential mortgage loans and home equity lines of credit represented $33.8 million (33%) and $26.6 million (33%), respectively, of the Company's total loan portfolio.

                                                                                              September 30,
                                                       ------------------------------------------------------
                                                           1998                       1997
                                                       ------------------------------------------------------
Type of loan ( in thousands):                                $            %             $            %
                                                       ------------------------------------------------------

1-4 family residential mortgage                             $     26,577       25.7%   $     18,795           23.6%
Home equity loans                                                  7,209       7.0%           7,842       9.9%
Multifamily residential                                            2,272       2.2%           1,867       2.3%
Construction                                                         122       0.1%           1,112       1.4%
Commercial real estate                                            26,848       25.9%         15,564       19.6%
Commercial loans                                                  27,617       26.7%         22,651       28.5%
Installment and credit card loans                                 12,369       12.0%         11,693       14.7%
Other loans                                                         468         0.5%             17       0.0%
                                                       ------------------------------------------------------
Gross loans                                                     103,482       100.0%         79,541      100.0%
                                                                     -------------              -------------
Less:  Unearned income                                               49                          91
                                                       --------------             --------------
Total loans, net of unearned                            $       103,433             $        79,450
                                                       --------------             --------------


                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                           September 30, 1998 and 1997

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

     Management actively monitors the Company's asset quality in a continuing effort to charge-off loans against the allowance for loan losses when appropriate and to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if actual economic conditions and other assumptions differ from those used in making the initial determinations. At September 30, 1998, the allowance for loan losses amounted to $1.0 million, or 1.0% of total loans. This represents an increase in the allowance compared to $887 thousand, or 0.94% of total loans as of December 31, 1997, and $750 thousand, or 0.94% of total loans as of September 30, 1997. The Company has increased the allowance, as a percentage of total loans outstanding, to reflect the upward trend in loan charge-offs experienced by the Company over the past two years, as well as an increase in the volume of nonperforming loans. The allowance for loan losses as a percentage of nonperforming loans was 81% at September 30, 1998, compared to 127% at December 31, 1997 and 431% at September 30, 1997.

     Total nonperforming loans were $1.3 million, compared with $958 thousand at June 30, 1998 and $700 thousand at December 31, 1997. Of the $ 1.3 million in nonperforming loans as of September 30, 1998, approximately $125 thousand was guaranteed by the Small Business Administration, and $500 thousand was secured by real estate. The remaining $700 thousand in non-performing loans were either unsecured, secured by various business assets, or secured by junior liens on real estate. Within its analysis of the allowance for loan losses, the Company estimated loss exposure of approximately $270 thousand attributable to this latter group of loans. The commercial loans which are currently nonperforming were originated, for the most part during or prior to 1996, and their nonperforming status reflects business and/or personal circumstances unique to each situation, rather than the result of any discernible change in underwriting standards.



                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                           September 30, 1998 and 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Asset Quality , Continued


     Provisions for loan losses are charged to income to bring the total allowance for loan losses to a level deemed appropriate by management, based on the factors identified above. The provision for loan losses during the third quarter of 1998 was $154 thousand, representing an increase of $110 thousand or 250% compared to the third quarter of 1997. This increase was the result of the 30% increase in loans outstanding during the past twelve months and the increase in nonperforming loans. These trends, taken into consideration with other factors in the Company's internal analysis of the allowance for loan loss, have led to increased reserve requirements and a resulting increase in the provision expense necessary to maintain the allowance at a level deemed appropriate by management of the Company (see the table on the following page).



                                        CENTURY BANCSHARES, INC.
                                      QUARTERLY REPORT ON FORM 10-Q

                                       September 30, 1998 and 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



Nonperforming Loans
(in thousands)
                                                          September 30,
                                                    --------------------------
                                                        1998         1997
                                                    --------------------------

Non-accrual loans                                        $ 1,257        $ 174
Accruing past due 90 days or more                              8           -
                                                    --------------------------
Total nonperforming loans                                  1,265          174

Other real estate owned                                       -            -
                                                    --------------------------
Total nonperforming assets                               $ 1,265        $ 174
                                                    --------------------------

Nonperforming assets to total assets                       0.79%        0.15%

Provision and Allowance for Loan Losses
(in thousands)
                                                       Three Months Ended           Nine Months Ended
                                                          September 30,               September 30,
                                                    --------------------------  --------------------------
                                                        1998         1997           1998         1997
                                                    --------------------------  --------------------------

Average net loans outstanding                          $ 101,249     $ 75,767       $ 97,800     $ 72,928

Loans outstanding at period-end                          103,433       79,541        103,433       79,541

Total nonperforming loans                                  1,265          174          1,265          174

Beginning balance of allowance                       $     1,008      $   710       $    887     $    826
Loans charged-off:
1-4 family residential mortgage                               -            -              18          109
Home equity loans                                             -             5             26           29
Commercial loans                                             150           24            312           24
Installment and credit card loans                              9           62            142          180
                                                    --------------------------  --------------------------
Total loans charged off                                      159           91            498          342
Recoveries of previous charge-offs:
1-4 family residential mortgage                               -            -               1           -
Home equity loans                                             14            -             42            -
Commercial loans                                               -           70             12          133
Installment and credit card loans                             13           17             49           17
                                                    --------------------------  --------------------------
Total recoveries                                              27           87            104          150
                                                    --------------------------  --------------------------
Net loans charged-off                                        132            4            394          192

Provision for loan losses                                    154           44            537          116
                                                    --------------------------  --------------------------

Balance at end of period                             $     1,030          750         1,030           750
                                                    --------------------------  --------------------------


                                                 CENTURY BANCSHARES, INC.
                                              QUARTERLY REPORT ON FORM 10-Q

                                               September 30, 1998 and 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Deposits

     The Company's total deposits at September 30, 1998 were $136 million, an increase of $42.2 million, or 45%, over 1997's third quarter balance. Total average deposits were $121 million for the nine months ended September 30, 1998, an increase of $31.5 million, or 35% compared with average deposits of $89.6 million for the first nine months of 1997. The increase in deposits at September 30, 1998, as compared to September 30, 1997, is primarily attributable to the purchase of the McLean, Virginia branch during the fourth quarter of 1997. The Company views deposit growth as a significant challenge in its effort to increase its asset size. Thus, the Company is focusing on its branching program with increased emphasis on commercial accounts, and the offering of more competitive interest rates and products to stimulate deposit growth. This strategy has and will continue to result in higher cost of funds when compared with prior year's results in addition to lower fee income as many of these commercial customers utilize accounts with lower transaction costs as well as a lower number of transactions.



                                                                  Nine Months Ended September 30,
                                          ---------------------------------------------------------------------------------
                                              1998                                    1997
                                          ---------------------------------------------------------------------------------
                                                         Weighted-                               Weighted-
                                            Average       Average        % of        Average      Average        % of
                                            Balance        Rate         Total        Balance        Rate         Total
                                          ---------------------------------------------------------------------------------
                                                                           (in thousands)


Noninterest-Bearing Deposits                  $ 24,338             0.00%       20.1%   $ 19,368            0.00%        21.6%
Interest-Bearing Deposits:
    NOW accounts                                17,883             1.80%       14.8%     13,757            1.99%        15.4%
    Savings accounts                            17,730             4.62%       14.6%      2,270            2.47%         2.5%
    Money market accounts                       21,834             3.70%       18.0%     21,240            3.64%        23.7%
    Time deposits                               39,283             5.55%       32.4%     32,926            5.53%        36.8%
                                          -------------              ---------------------------             --------------

Total                                        $ 121,068                        100.0%   $ 89,561                        100.0%
                                          -------------              ---------------------------             --------------
Weighted-Average Rate                                              3.41%                                   3.26%
                                                       --------------                           -------------


Capital Resources

     Total stockholders' equity at September 30, 1998 was $14.3 million, an increase of $800 thousand, compared to total stockholders' equity of $13.5 million at September 30, 1997. Net income for the first nine months of 1998 was $472 thousand. In addition to retained earnings, stockholders' equity was also augmented by a $29 thousand increase in the market value of investment securities available-for-sale, net of tax effect, and $287 thousand received from the exercise of warrants and stock options.

     The Office of the Comptroller of the Currency has established certain minimum risk-based capital standards that apply to national banks, and the
Company is subject to certain capital requirements imposed by the Federal Reserve Board. At September 30, 1998, the Century National Bank exceeded all applicable regulatory capital requirements for classification as a "well capitalized" bank, and the Company satisfied all applicable regulatory requirements imposed on it by the Federal Reserve Board.



                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                           September 30, 1998 and 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Year 2000 Compliance

     The "Year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results. The extent of the potential impact of the year 2000 problem is not yet known; however, the consequences of the year 2000 problem could have a material effect on the Company's business, results of operations, or financial condition.

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

     The Company believes that it is presently on schedule with respect to its Y2K Plan, and outside reviews to date have found the Company's year 2000 compliance efforts to be satisfactory. As of September 30, 1998 the Company's estimated percentage of completion on its Y2K Plan was 80%, and the estimated date for 100% completion was August 31, 1999.

     As part of its Y2K Plan, the Company expects to spend approximately $145,000 for the replacement of outdated computer hardware and software. The human resources requirement will include time of regular Company employees, a network administration consultant, and approximately $20,000 of additional consulting expenses. Because most of the Company's data processing services are provided by outside vendors on a contract basis, management does not currently anticipate that the costs to address the Company's year 2000 issues will have a significant impact on the financial position or results of operations of the Company.

     The Company's Y2K Plan includes certain contingency plans to be implemented in the event compliance benchmarks are not met on a timely basis and/or systems fail to perform in accordance with plans and expectations. For the most part, these contingency plans involve a reversion to manual process for all "mission critical" business functions, which the Company believes is practical in view of the relative size and scope of its operations.



                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                           September 30, 1998 and 1997

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

     Asset   liquidity  is  provided  by  cash  and  assets  which  are  readily marketable, or which can be pledged, or which will mature in the near future. The asset liquidity of the Bank is maintained in the form of vault cash, demand deposits with commercial banks, federal funds sold, interest bearing deposits with other financial institutions, short-term investment securities, other investment securities available-for-sale, and short-term loans. The Company has defined "cash and cash equivalents" as those amounts included in cash and due from banks and federal funds sold. At September 30, 1998, the Company had cash and cash equivalents of $26.5 million, an increase of $13.5 million, when compared with the $13 million at September 30, 1997, which resulted primarily from liquidity received from the Virginia branch acquisition in 1997, partially offset by increases in the loan portfolio between the periods.

     Liability liquidity is provided by access to core funding sources, principally customers' deposit accounts in the Company's market area. As a member of the Federal Home Loan Bank of Atlanta ("FHLBA"), the Company is authorized to borrow up to $15.9 million secured by a blanket pledge of its portfolio of 1-to-4-family residential mortgage loans. The Company also has approved lines of credit from larger correspondent banks to borrow excess reserves on an overnight basis (known as "federal funds purchased") in the amount of $1.0 million and to borrow on a secured basis ("repurchase agreements") in the amount of $5.0 million. At September 30, 1998, the Company had no federal funds purchased, $749 thousand in repurchase agreements, and was utilizing $6.7 million of its available FHLBA borrowings in the form of fixed-rate term credit advances with an average cost of 6.74%. The Company utilizes fixed rate term credit advances from the FHLBA to fund fixed rate real estate loans of comparable terms and maturities.

     The Company had cash on hand in the amount of $2.1 million at the holding company level at September 30, 1998. The Company anticipates using these funds as working capital available to support the future growth of the franchise as well as to pay normal operating expenses. Additionally, working capital is further augmented by dividends available from the Bank, subject to certain regulatory restrictions generally applicable to national banks. At September 30, 1998, the Company had no indebtedness outstanding at the holding company level.



                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                           September 30, 1998 and 1997

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's principal market risk exposure is to interest rates.

     Net interest income, which constitutes the principal source of income for the Company, represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The difference between the Company's interest-rate sensitive assets and interest-rate sensitive liabilities for a specified time-frame is referred to as an interest sensitive "gap." Interest rate sensitivity reflects the potential effect on net interest income of a movement in interest rates. A financial institution is considered to be asset sensitive, or having a positive gap, when the amount of its interest-earning assets maturing or repricing exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, a financial institution is considered to be liability sensitive, or having a negative gap, when the amount of its interest-bearing liabilities maturing or repricing exceeds the amount of its interest-earning assets. During a period of rising (falling) interest rates, a positive gap would tend to increase (decrease) net interest income, while a negative gap would tend to decrease (increase) net interest income.

     Management seeks to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. Toward this end, the Company maintains an Asset/Liability Committee (the "ALCO") which reviews, on a regular basis, the maturity and repricing of the assets and liabilities of the Company. The ALCO has adopted the objective of achieving and maintaining a one-year cumulative GAP, as a percent of total assets, of between plus 10% and minus 10%. In addition, ALCO monitors potential changes in net interest income under various interest rate scenarios. On a consolidated basis, the Company's one year cumulative gap was a positive 3.5% of total assets at September 30, 1998. Market risk is the risk of loss from adverse changes in market prices and rates, arising primarily from interest rate risk in the Company's portfolios, which can significantly impact the Company's profitability and market value of equity. The ALCO has adopted the objective that an immediate increase or decrease of 200 basis points in market interest rate should not result in a change of more than 10% (plus or minus) in the Company's projected net interest income over the next twelve months, or in the Company's market value of portfolio equity. The Company is in the process of establishing a policy with regard to the maximum change in projected net income resulting from a 200 basis point change in interest rates; however, such policy is not expected to be finalized until December 31, 1998. At September 30, 1998 the forecasted impact of an immediate increase (or decrease) of 200 basis points would have resulted in an increase (or decrease) in net interest income over a twelve month period of 1.6% and (2.5%) respectively, an increase (or decrease) in market value of portfolio equity of 0.7% and (0.2%) respectively, and an increase (or decrease) in net income over a twelve month period of 8.8% and (13.8%) respectively.

     Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, the analysis included herein is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. The analysis is based on the Company's assets and liabilities as of September 30, 1998 and does not contemplate any actions the company might undertake in response to changes in market interest rates, which could change the anticipated results. The analysis assumes repricing and/or repayment of all assets and liabilities in accordance with their contractual terms with the exception of (a) mortgage-backed securities, which are assumed to prepay at a rate based on consensus market expectations, and (b) non-maturity customer deposits, which are assumed to respond to interest rate changes on a three-month time-lag basis consistent with the company's historical experience for various types of deposit accounts.


                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                           September 30, 1998 and 1997

                           PART II - OTHER INFORMATION


Items 1 through 6 (b)

     Management notes that no occurrences have taken place during the reporting period which require disclosure . under any of the captioned headings.

================================================================================

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

                           September 30, 1998 and 1997






                                                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    CENTURY BANCSHARES, INC.



Date: November 12, 1998                        By: JOSEPH S. BRACEWELL
------------------------------------      --------------------------------
                                      Joseph S. Bracewell
                                         Chairman of the Board, President and
                                         Chief Executive Officer
                                          (for the registrant and as its
                                      principal financial officer)