Form 10-K
period 1998-12-31
CENTURY BANCSHARES INC
filed 1999-03-30
CIK 785813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For The Fiscal Year Ended December 31, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______

                         Commission File Number 0-16234

                            CENTURY BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                               Delaware 52-1489098
 (State or other jurisdiction of incorporation or organization) (I.R.S. Employer
                              Identification No.)

               1275 Pennsylvania Avenue, N.W. Washington, DC 20004
               --------------------------------------------- -----
               (Address of principal executive offices) (Zip Code)

                                 (202) 496-4100
              (Registrant's Telephone Number, Including Area Code)

           Securities Registered Pursuant To Section 12(b) of the Act:

          Title of Each Class Name of each exchange on which registered
                                    None None

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

     As of March 23, 1999, the number of shares of common stock outstanding was 2,583,462. As of such date, the aggregate market value of voting stock held by nonaffiliates was approximately $11,212,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's definitive annual proxy statement to be filed within 120 days of the Registrant's fiscal year ended December 31, 1998 are incorporated by reference into Part III.

                                             CENTURY BANCSHARES, INC.
                                            ANNUAL REPORT ON FORM 10-K
                                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                                 TABLE OF CONTENTS


                                                                                                        Page


                                    PART I

Item 1.           Business                                                                                 1
Item 2.           Properties                                                                               7
Item 3.           Legal Proceedings                                                                        7
Item 4.           Submission of Matters to a Vote of Security Holders                                      7


                                    PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters                    8
Item 6.           Selected Financial Data                                                                  8
Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                               11
Item 7A.          Quantitative and Qualitative Disclsures About Market Risk                               11
Item 8.           Financial Statements and Supplementary Data                                             29
Item 9.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                                                57


                                    PART III

Item 10.          Directors and Executive Officers of the Registrant                                      57
Item 11.          Executive Compensation                                                                  57
Item 12.          Security Ownership of Certain Beneficial Owners and Management                          57
Item 13.          Certain Relationships and Related Transactions                                          57


                                    PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K                        57



                                     PART I

ITEM 1.           BUSINESS.

                                    Overview

         Century Bancshares, Inc., a Delaware corporation ("Company") and a registered bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA"), was incorporated and organized in 1985. The Company began active operations in 1986 with the acquisition of its subsidiary, Century National Bank ("Bank"), a full service bank which opened for business in 1982. The Bank provides a broad line of financial products and services to small and medium sized businesses and consumers, through its main office located at 1875 Eye Street, N.W., Washington, DC, a branch office located at 1275 Pennsylvania Avenue, N.W., two branch offices in Northern Virginia at 8251 Greensboro Drive and 6832 Old Dominion Drive, McLean, Virginia, and a branch office at 7625 Wisconsin Avenue, Bethesda, Maryland. Lending services are concentrated in professional, service, and commercial business sectors located in the metropolitan Washington, DC area. The Company's principal executive offices are located at 1275 Pennsylvania Avenue, N.W., Washington, DC 20004, and its phone number at that address is (202) 496-4100.

         The Company derives substantially all of its revenues and income from the operation of the Bank, which provides a full range of commercial and consumer banking services to small and middle market businesses and individuals in the Washington, DC metropolitan area. As of December 31, 1998, the Company had total assets of $151.3 million, total loans of $115.2 million, total deposits of $126.2 million, and total stockholders' equity of $15.3 million. At December 31, 1998, the Company had approximately 1,000 shareholders of the Company's common stock, par value $1.00 per share ("Common Stock").

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

         The operating income and net income of the Company depend to a great extent on "rate differentials," the difference between the income received from loans, investments and other assets and the interest paid on deposits and other liabilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." These rates are highly sensitive to many factors which are beyond the control of the Company, including general economic conditions such as inflation, recession and unemployment, the supply and demand for investable funds, interest rates and international economic conditions, as well as economic conditions affecting the Washington, DC metropolitan area. Consequently, the Company's success is dependent to a significant extent upon general economic conditions in the metropolitan Washington, DC area, which is dependent, among other things, on new business formations, spending by government agencies and tourism. An economic downturn in the geographic markets served by the Company could adversely affect its ability to attract and retain deposits and to collect loans, the value of any collateral securing such loans, and the financial condition and results of operations of the Company.

         Measures of Performance. The principal measures of the performance of banking institutions are return on average equity and return on average assets. Return on average equity ("ROE") is determined by dividing annual net income by average stockholders' equity and indicates the effectiveness of an institution in generating net income from the capital invested by its stockholders. For the year ended December 31, 1998, the Company's ROE was 4.49%. Return on average assets ("ROA") measures net income in relation to total average assets and generally indicates an institution's ability to use its assets profitably. For the year ended December 31, 1998, the Company's ROA was 0.44%.

         Growth of Operations. The Company's current strategic plan is directed toward the enhancement of its franchise value and operating profitability through a significant increase in its asset size, the development of new commercial accounts and loans, and expansion into the nearby Maryland and Virginia markets. The Company plans to acquire or establish banking offices in high-density commercial districts, and may in some cases open a temporary loan production office ("LPO") prior to establishing a full service branch. The Company acquired its first branch office in downtown Washington, DC in 1994 and in 1996 established an LPO in Tysons Corner, Virginia, which was replaced by a full service branch in April 1997. In October 1997, the Company purchased a full-service branch in McLean, Virginia, from Eastern American Bank, FSB ("Eastern American"). In June 1997, the Company established an LPO in Bethesda, Maryland, which was replaced by a full service branch on January 5, 1998.

         The establishment of full service branches in Tysons Corner, Virginia and Bethesda, Maryland in April 1997 and January 1998, respectively, and the establishment of a full service branch in McLean, Virginia by means of the purchase of loans and certain other assets and assumption of the deposits and certain other liabilities of the branch of Eastern American in October 1997, has significantly affected the Company's results of operations during 1998 and 1997. The effects of these transactions should be considered when reviewing the financial information contained in this report.

         The Company believes that its franchise value and operating profitability would be enhanced by a significant increase in its asset size. For this reason, the Company in the past has explored, and expects to continue to explore in the future, merger and acquisition opportunities which would accelerate the Company's progress toward the achievement of its strategic plan, including transactions in which the Company would be acquired. There can be no assurance that any such merger and acquisition opportunities will be realized in the future.

         There can be no assurance that the Company will be successful in implementing any of the future plans described herein or that, even if implemented, such actions will produce the desired financial results. The foregoing strategy should be taken into account, however, when considering the more specific discussion of the Company's financial performance set forth herein.

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

                               Regulatory Matters

         In addition to the state and federal laws applicable to business and employers generally, the Company and Bank are further regulated by special federal and state laws and regulations applicable only to financial institutions and their parent companies. Virtually all aspects of the operations of the Company and the Bank are subject to specific requirements or restrictions and general regulatory oversight, from laws regulating consumer finance transactions, such as the Truth in Lending Act, the Home Mortgage Disclosure Act and the Equal Credit Opportunity Act, to laws regulating collections and confidentiality, such as the Fair Debt Collections Practices Act, the Fair Credit Reporting Act and the Right to Financial Privacy Act. With few exceptions, state and federal banking laws have as their principal objective either the maintenance of the safety and soundness of financial institutions and the federal deposit insurance system or the protection of consumers or classes of consumers, rather than the specific protection of stockholders of the Company. The following discussion sets forth the material statutory and regulatory provisions governing the Company and the Bank. To the extent such discussion describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation.

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

         The Federal Reserve Board takes the position that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. Additionally, it is the Federal Reserve Board's position that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. If a bank holding company fails in its obligations to serve as a source of strength to its subsidiary banks, the Federal Reserve Board will generally consider such action to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board regulations or both. This doctrine has become known as the "source of strength" doctrine. In addition, statutory changes in the Federal Deposit Insurance Act (the "FDIA") made by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") now require the holding company parent of an undercapitalized bank to guarantee, up to certain limits, the bank's compliance with a capital restoration plan approved by the bank's primary federal supervisory agency.

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

         Regulation of the Bank. The Bank is a national banking association and is therefore subject to regulation, supervision, and examination by the OCC. The Bank is also a member of the Federal Reserve System and the Federal Deposit Insurance Corporation ("FDIC"). Requirements and restrictions under the laws of the United States include the requirement that reserves be maintained against deposits, restrictions on the nature and the amount of loans that can be made, restrictions on the business activities in which a bank may engage, restrictions on the payment of dividends to stockholders, and minimum capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The OCC has enforcement authority over the Bank that is similar to that of the Federal Reserve Board with respect to the Company. In addition, upon making certain determinations with respect to the condition of any insured national bank, such as the Bank, the FDIC may initiate the termination of a bank's federal deposit insurance.

         There are certain statutory limitations on the payment of dividends by national banks. Without approval of the OCC, dividends may not be paid in excess of a bank's total net profits for that year, plus the bank's profits for the preceding two years, less any required transfers to capital surplus. However, a national bank may not pay dividends in excess of total retained profits, including current year's income. In some cases, the OCC may find a dividend payment that meets these statutory requirements to be an unsafe or unsound practice.

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

         FDICIA requires the OCC to take "prompt corrective action" with respect to any national bank which does not meet specified minimum capital requirements. The applicable regulations establish five capital levels, ranging from "well capitalized" to "critically undercapitalized," which require or permit the OCC to take supervisory action. Under these regulations, a national bank is considered well capitalized if it has a total risk-based capital ratio of 10.0% or greater, a Tier I risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and it is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. A national bank is considered adequately capitalized if it has a total risk-based capital ratio of 8.0% or greater, a Tier I risk-based capital ratio and leverage capital ratio of 4.0% or greater (or a leverage ratio of 3.0% or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), and the institution does not meet the definition of an undercapitalized institution. A national bank is considered undercapitalized if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0%, or a leverage ratio that is less than 4.0%. A significantly undercapitalized institution is one which has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0%. A critically undercapitalized institution is one which has a ratio of tangible equity to total assets that is equal to or less than 2.0%. As of December 31, 1998, the Bank was classified as "well-capitalized."

         The OCC is authorized by the legislation to take various enforcement actions against any undercapitalized national bank and any national bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC. These powers include, among other things, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers.

         With certain exceptions, national banks are prohibited from making capital distributions or paying management fees if the payment of such distributions or fees will cause them to become undercapitalized. Furthermore, undercapitalized national banks are required to file capital restoration plans with the OCC. Undercapitalized national banks also are subject to restrictions on growth, acquisitions, branching and engaging in new lines of business unless they have an approved capital plan that permits otherwise. The OCC also may, among other things, require an undercapitalized national bank to issue shares or obligations, which could be voting stock, to recapitalize the institution or, under certain circumstances, to divest itself of any subsidiary.

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

         Recent Regulatory Developments. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Banking Act") authorizes the Federal Reserve Board to permit adequately capitalized and adequately managed bank holding companies to acquire all or substantially all of the assets of an out-of-state bank after September 29, 1995, subject to deposit concentration limits, state law limits on the time period a target bank must be in existence and consideration of the acquiring bank's compliance with Federal and state community reinvestment laws. Thus, nationwide interstate banking became effective on September 29, 1995. The Interstate Banking Act also authorizes banking subsidiaries of bank holding companies to act as agent for depository institution affiliates in other states when receiving deposits, renewing time deposits, closing loans, servicing loans, or receiving payments on loans and other obligations; and the Interstate Banking Act expressly states that banks acting in an agency capacity are not branches. With respect to interstate branching by multi-state bank holding companies, states had two options - for the period from September 29, 1994 through June 1, 1997, states could enact legislation that either prohibited interstate merger transactions involving out-of-state banks ("opt-out") or permitted interstate merger transactions prior to June 1, 1997 ("opt-in"), so long as the law applied equally to all out-of-state banks. The Interstate Banking Act also contained provisions addressing branch retention in interstate merger transactions and de novo branching by out-of-state banks. Maryland, Virginia, and the District of Columbia each adopted "opt-in" provisions that permitted de novo branching prior to June 1, 1997.

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

         On September 30, 1996, President Clinton signed the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Growth Act"), which contained a comprehensive approach to recapitalize the FDIC's Savings Association Insurance Fund and to assure payment of the Financing Corporation ("FICO") obligations. Most of the Bank's deposits are insured by the FDIC's Bank Insurance Fund ("BIF"). Under the Growth Act, banks insured under the BIF are required to pay a portion of the interest due on bonds that were issued by FICO in 1987 to help shore up the ailing Federal Savings and Loan Insurance Corporation. The amount of FICO debt service to be paid by all BIF-insured institutions is approximately $320,343,000 per year from 1997 through the year 1999 when the obligation of BIF-insured institutions increases to approximately $598,500,000 per year through the year 2019. The Bank's FICO assessment was $2,000 per year for 1997 and 1996. The Growth Act also contained provisions protecting banks from liability for environmental clean-up costs; prohibiting credit unions sponsored by Farm Credit System banks; easing application requirements for most bank holding companies when they acquire a thrift or a permissible nonbank operation; easing Fair Credit Reporting Act restrictions between bank holding company affiliates; and reducing regulatory burden under the Real Estate Settlement Procedures Act, the Truth-in-Savings Act, the Truth-in-Lending Act, and the Home Mortgage Disclosure Act.

         The Bank acquired the deposits of a savings and loan branch in 1994 and another in 1997. These so-called "Oakar deposits" are insured under the FDIC's Savings Association Insurance Fund ("SAIF"). Pursuant to a rule promulgated by the FDIC on October 8, 1996, all institutions holding SAIF insured deposits were charged a one-time special assessment of 65.7 cents per $100 of SAIF insured deposits on November 27, 1996. The FDIC has also promulgated a final rule regarding the amount of premiums payable as of January 1, 1997 by institutions holding SAIF-insured deposits. See Note 6 of the Notes to Consolidated Financial Statements for additional disclosure.

         Various bills which would affect the operations of commercial banks and other financial institutions are introduced periodically in Congress. In early 1998, although a compromise was announced regarding conflicting legislation that was pending in the House of Representatives for the modernization of the financial services industry, that legislation was not enacted, but similar bills are now being considered in the current session of Congress. The likelihood of passage of such legislation, the manner of implementation, or the impact on the Company and the Bank is unknown.

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

                                    Employees

         At December 31, 1998, the Company had 54 employees.

ITEM 2.           PROPERTIES.

         The Company's principal executive offices and all of its banking offices are leased under agreements expiring at various dates, including renewal options, through 2012. The Company's principal executive offices, which are located in the District of Columbia at 1275 Pennsylvania Avenue, N.W., also serve as a branch location of the Bank. The premises at 1275 Pennsylvania Avenue consist of 2,750 square feet which are under lease through 2004, with one additional five-year renewal option. The lease for the Bank's main office, located in the District at 1875 Eye Street, N.W., extends through 2002, with two additional five-year renewal options. The lease for the main office includes 3,895 square feet of lobby space, 5,286 square feet of Metro-level basement space and space for an Automatic Teller Machine ("ATM") in the adjacent International Square food court. The Company's branch office in Tysons Corner is located at 8251 Greensboro Drive, McLean, Virginia and consists of 1,801 square feet of space held under lease through March 31, 2004.

         In connection with the acquisition of the McLean branch in the fourth quarter of 1997 (see Note 15 of Notes to Consolidated Financial Statements for additional information) , the Bank assumed Eastern American Bank's lease for the branch location at 6832 Old Dominion Drive, McLean, Virginia. The branch premises consist of 2,077 square feet which are under lease through September 30, 2003, with one additional five-year renewal option.

         In 1997, the Company established a LPO in Bethesda, Maryland. That office was closed in January 1998 in connection with the establishment of a new branch location at 7625 Wisconsin Avenue, Bethesda, Maryland. The Bethesda branch location is in the vicinity of Wisconsin Avenue and Old Georgetown Road. The branch premises consist of 2,022 square feet leased through January 2008.

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


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders of the Company during the quarter ended December 31, 1998.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.

         The Company's Common Stock currently trades on the Nasdaq SmallCap Market under the symbol "CTRY." Continued inclusion of the Common Stock for quotation on the Nasdaq SmallCap Market requires that the Company satisfy a minimum tangible net worth or net income standard, and that the Common Stock satisfy minimum standards as to public float, bid price and market makers. There can be no assurance, however, that an active public market can be sustained. As of March 23, 1999, there were approximately 1,000 shareholders.

         Prior to a common stock offering in the fourth quarter of 1997 (see Notes 8 and 13 to the Consolidated Financial Statements for additional information), there was no established public trading market in the Company's Common Stock, with only limited and sporadic quotations available for shares of the Common Stock in the Washington, DC area.. Based on information available to the Company from a limited number of sellers and purchasers of Common Stock prior to the 1997 offering, transactions in shares of Common Stock from January 1, 1997 through September 23, 1997, took place at prices ranging from a low of $6.25 to a high of $8.50, with a range from $5.50 to $8.00 during 1996. Price information for transactions reflects inter-dealer prices, exclusive of retail mark-up, mark-down or commission and may not necessarily represent actual transactions. From the inception of trading in the Nasdaq SmallCap Market on September 23, 1997 (conclusion of 1997 stock offering) through December 31, 1998, the high, low and closing sale prices for the Common Stock ranged from $6.00 to $11.07, as shown by the following table:


                                                                              Market Price
                                                              ----------------------------------------
                    Quarter ended                                High           Low         Last
            ------------------------------                   -------------- ------------ ------------

            December 31, 1997                                      $ 10.75       $ 8.13       $10.11
            March 31, 1998                                           11.07         9.40        10.36
            June 30, 1998                                            10.60         9.00         9.50
            September 30, 1998                                       10.50         8.25         8.50
            December 31, 1998                                         9.00         6.00         6.75


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

         Given the foregoing restrictions, and the Company's present intention to accumulate retained earnings to support the Company's future growth, it is unlikely that the Company will pay cash dividends with respect to the Common Stock for the foreseeable future. The Company has declared stock dividends from time to time in the past, but has not adopted a policy with respect to future stock dividends. The most recent stock dividend declared by the Company was a 5% stock dividend declared on May 19, 1998, payable on June 29, 1998, to holders of record of shares of Common Stock as of May 29, 1998. The declaration of future stock dividends is at the discretion of the Board of Directors.

ITEM 6.           SELECTED FINANCIAL DATA.

         The following table sets forth selected consolidated financial data for the Company for each of the five years in the period ended December 31, 1998. The selected data for these years have been derived from the Company's audited Consolidated Financial Statements and should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. The Consolidated Statements of Financial Condition as of December 31, 1998 and 1997, and the Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for each of the years in the three year period ended December 31, 1998 and the report thereon of KPMG LLP are included elsewhere in this report.
                                       -9-



                                    SELECTED CONSOLIDATED FINANCIAL INFORMATION
                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         1998          1997          1996         1995          1994




                                                     ------------- ------------- ------------- ------------ -------------

Income Statement Data
Interest income                                          $11,355        $9,209        $7,690       $7,079        $5,712
Interest expense                                           4,537         3,765         2,776        2,562         1,902
                                                     ------------- ------------- ------------- ------------ -------------
    Net interest income                                    6,818         5,444         4,914        4,517         3,810
Provision for credit losses                                  620           336           160           26            19
                                                     ------------- ------------- ------------- ------------ -------------
    Net interest income after provision for credit         6,198         5,108         4,754        4,491         3,791
losses
Noninterest income                                         1,103           922           720          590           555
Noninterest expense                                        6,309         5,460         4,920        4,157         3,381
                                                     ------------- ------------- ------------- ------------ -------------
Income before taxes                                          992           570           554          924           965
Income taxes                                                 355           234           275          311           374
                                                     ------------- ------------- ------------- ------------ -------------
Net income                                               $   637        $  336        $  279       $  613        $  591

Common Share Data (1)
Net income--basic                                        $   0.27       $  0.22       $  0.22      $  0.55       $  0.54
Net income--diluted                                          0.26          0.20          0.21         0.52          0.52
Book value (2)                                              5.95          5.84          5.34         5.16          4.27

Common shares outstanding--end of period                2,574,219     2,209,229     1,146,028    1,046,047       823,232
Weighted average common shares                         2,388,015     1,551,307     1,244,390    1,046,660     1,017,619
Diluted weighted average common shares                 2,438,624     1,680,438     1,319,259    1,100,860     1,057,604

Balance Sheet Data
Total assets                                            $151,350      $152,640      $107,186     $101,730       $90,175
Investments (3)                                           23,385        46,632        25,631       21,690        22,654
Total loans (4)                                          115,231        94,171        70,676       69,204        60,663
Allowance for credit losses                                1,128           887           826          740           740
Total deposits                                           126,211       129,605        90,985       90,539        82,081
Long-term debt                                             5,301         6,511         6,850           --            --
Preferred equity (5)                                          --            --            --           --           460
Common equity (6)                                         15,317        13,536         6,750        6,365         4,350
Total stockholders' equity                                15,317        13,536         6,750        6,365         4,810

Performance Data
Return on average total assets                              0.44%         0.29%         0.27%        0.68%         0.71%
Return on average total equity                              4.49          3.83          4.20        11.49         12.38
Net interest margin                                         5.07          5.17          5.74         5.42          4.90
Loans to deposits                                           91.3          72.7          77.7         76.4          73.9

Asset Quality Ratios
Nonperforming assets to total assets                        1.02%         0.49%         0.30%        0.49%         0.70%
Nonperforming loans to total loans                          1.34          0.74          0.46         0.45          1.04
Net loan charge-offs to average loans                       0.38          0.36          0.10         0.04          0.02
Allowance for credit losses to total loans                  0.98          0.94          1.17         1.07          1.22
Allowance to nonperforming loans                              73           127           257          240           118

Capital Ratios
Tier I risk based capital                                  11.60%        12.27%         8.99%        9.22%        10.12%
Total risk based capital                                   12.56         13.19         10.13        10.34         11.37
Tier I leverage                                             9.46          8.83          6.35         6.80          5.74


Notes:
     (1) Per share data has been adjusted to reflect five percent Common Stock dividends in 1998, 1997, 1995 and 1994, and a seven percent Common Stock dividend in 1996.
     (2) Book value per common share is based on common equity (see footnote (6) below) divided by the number of common shares outstanding.
     (3) Investments include federal funds sold and interest-bearing deposits in other financial institutions.
(4)   Net of unearned income.
     (5) Preferred equity is calculated based on liquidation value of $7.50 per share of Preferred Stock. All shares of Preferred Stock outstanding as of October 17, 1995 were redeemed by the Company on December 10, 1995.
(6) Common equity is total stockholders' equity less preferred equity.

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

                                     General

         The Company derives substantially all of its revenues and income from the operation of the Bank, which provides a full range of commercial and consumer banking services to individuals, small and middle market businesses, and other organizations in the Washington, DC metropolitan area. As of December 31, 1998, the Company had total assets of $151.3 million, total loans of $115.2 million, total deposits of $126.2 million, and total stockholders' equity of $15.3 million. The Company had net income of $637,000 for the year ended December 31, 1998, resulting in a return on equity of 4.49% and a return on assets of 0.44%.

         The Company's current strategic plan is directed toward the enhancement of its franchise value and operating profitability through a significant increase in its asset size, the development of new commercial accounts and loans, and continued expansion into the nearby Maryland and Virginia markets. The Company plans to acquire or establish banking offices in high-density commercial districts, and may in some cases open a temporary LPO prior to establishing a full service branch. The Bank acquired its first branch office in downtown Washington, DC in 1994 and in 1996 established a LPO in Tysons Corner, Virginia, which was replaced by a full service branch in April 1997. On October 10, 1997, the Company completed the purchase and assumption of the deposits and certain other liabilities of the branch of Eastern American located at 6832 Old Dominion Drive, McLean, Virginia. Also, in 1997 the bank established a LPO in Bethesda, Maryland, which was replaced by a full-service branch in January 1998. These transactions significantly affected the Company's operations during 1998, 1997 and 1996, and their effects should be considered when reviewing the discussion of the Company's financial condition and results of operations set forth below.

         In this report, all "per share" amounts have been adjusted to give effect to the Company's five percent stock dividends which were distributed to stockholders of record as of May 29, 1998 and May 7, 1997, a seven percent stock dividend which was distributed to stockholders of record as of March 31, 1996, and a five percent stock dividend which was distributed to stockholders of record as of March 31, 1995.


                              Results of Operations

Net Income

         Net income was $637,000 ($0.26 per diluted common share) for 1998, compared with net income of $336,000 ($0.20 per diluted common share) for 1997, an increase of $301,000 or 89.6%. The increase in net income for 1998 compared with 1997 resulted principally from a $1.4 million increase in net interest income and a $181,000 increase in noninterest income. These increases were the result of a 27.8% increase in average earning assets and the addition of three new branch offices during the past two years (see "Properties" above). Partially offsetting these increases during 1998 were a corresponding increase in average interest-bearing liabilities of 23.6%, as well as increases in several noninterest expense categories from the establishment of the three new branch office locations, and a $284,000 increase in the provision for credit losses the result of increased reserves in relation to loan portfolio growth during the year.

         Net income was $336,000 ($0.20 per diluted common share) for 1997, compared with net income of $279,000 ($0.21 per diluted common share) for 1996, an increase of $57,000 or 20.4%. The increase in net income for 1997 compared with 1996 resulted principally from a $530,000 increase in net interest income and a $202,000 increase in noninterest income between the years. These increases are attributed to a 23.2% increase in average earning assets and the addition of new branch offices during the year. Partially offsetting these increases during 1997 was an increase in average interest-bearing liabilities of 23.2%, as well as increases in several noninterest expense categories from the establishment of new branch office locations during the year. Additionally, a $176,000 increase in the provision for credit losses also partially offset increases in net interest income and noninterest income in 1997, the result of increased reserves in relation to loan portfolio growth during the year.

Net Interest Income

         Net interest income was $6,818,000 for 1998, an increase of $1,374,000 or 25.2% compared with net interest income of $5,444,000 for 1997. The Company's average total interest-earning assets increased to $134.6 million for 1998 from $105.3 million for 1997, representing a 27.8% increase between the years. The net interest margin of 5.07% for 1998 decreased 10 basis points from 5.17% for 1997, the result of 0.31% decline in the average yield on interest earning assets that was only partially offset by an 0.11% decline in the cost of interest bearing liabilities.

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

         Changes in interest income and interest expense can result from changes in both volume and rate. The Company has an asset and liability management policy designed to provide a proper balance between rate sensitive assets and rate sensitive liabilities, to attempt to maximize interest margins and to provide adequate liquidity for anticipated needs. The table below sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and rate. The table on the following page sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the years ended December 31, 1998, 1997 and 1996.

                 RATE/VOLUME ANALYSIS OF NET INTEREST INCOME (1)
                             (Dollars In Thousands)


                                                  1998 Compared with 1997                      1997 Compared with 1996
                                          -----------------------------------------    -----------------------------------------
                                             Due to        Due to     Total Incr.         Due to        Due to     Total Incr.
                                             Volume         Rate        (Decr.)           Volume         Rate        (Decr.)
                                          ------------- ------------- -------------    ------------- ------------- -------------

Interest Earned On:
  Loans, including fees                      $  2,262       $  (424)     $  1,838           $  534        $  133        $  667
  Investment securities                           240            17           257               33            58            91
  Federal funds sold                              116           (23)           93              242           (19)          223
  Interest bearing deposits with banks            (43)            2           (41)             524            14           538
                                          ------------- ------------- -------------    ------------- ------------- -------------
Total interest income                           2,575          (428)        2,147            1,333           186         1,519
Interest Paid On:
  NOW accounts                                     67           (51)           16               30             7            37
  Savings accounts                                563            44           607              116            39           155
  Money market accounts                             8           (11)           (3)             (56)           46           (10)
  Time deposits                                   190           (21)          169              548            33           581
  Borrowings and notes payable                    (15)           (1)          (16)             183            43           226
                                                                                       ------------- ------------- -------------
                                          ------------- ------------- -------------
Total interest expense                            813           (40)          773              821           168           989
                                          ------------- ------------- -------------    ------------- ------------- -------------
Net interest income                          $  1,762      $   (388)     $  1,374           $  512        $   18        $  530
                                          ------------- ------------- -------------    ------------- ------------- -------------


(1)--The dollar amount of changes in interest income and interest expense attributable to changes in rate/volume (change in rate multiplied by change in volume) has been allocated between rate and volume variances based on the percentage relationship of such variances to each other.

                       AVERAGE BALANCES AND INTEREST RATES
                             (Dollars in Thousands)


                                                                     Year Ended December 31,
                               -----------------------------------------------------------------------------------------------------
                               ------------------------------- -- ------------------------------- -- -------------------------------
                                            1998                               1997                               1996
                               -------------------------------    -------------------------------    -------------------------------
                                          Interest                            Interest                         Interest
                                Average   Income/    Average       Average    Income/   Average      Average    Income/    Average
                                Balance   Expense     Rate         Balance    Expense     Rate       Balance    Expense     Rate
                               ---------- --------- ----------    ----------- --------- ---------    --------- ---------- ----------

Interest-Earning Assets
  Loans, net (1)                 $99,724    $9,393      9.42%        $75,908    $7,555     9.95%      $70,523     $6,888      9.77%
  Investment securities           15,200       903      5.94          11,153       646     5.79        10,540        555      5.27
(2)(3)
  Federal funds sold               6,801       351      5.16           4,576       258     5.64           380         35      9.21
  Interest bearing deposits
    with banks                    12,855       709      5.52          13,628       750     5.50         4,091        212      5.18
                               ---------- --------- ----------    ----------- --------- ---------    --------- ---------- ----------
Total interest-earning           134,580    11,356      8.44%        105,265     9,209     8.75%       85,534      7,690      8.99%
assets (3)

  Cash and due from banks          5,667                               5,336                            4,361
  Other assets                     4,491                               3,860                            4,189
                               ----------                         -----------                        ---------
Total Assets                    $144,738                            $114,461                          $94,084
                               ----------                         -----------                        ---------

Interest-Bearing Liabilities
  Interest-Bearing Deposits:
    NOW accounts                 $17,722    $  298      1.68%        $14,023    $  282     2.01%      $12,522     $  245      1.96%
    Savings accounts              18,285       818      4.47           5,559       211     3.80         2,217         56      2.53
    Money market accounts         21,723       771      3.55          21,491       774     3.60        23,072        784      3.40
    Time deposits                 38,832     2,150      5.54          35,399     1,981     5.60        25,596      1,400      5.47
  Borrowings and
    notes payable                  7,547       501      6.64           7,768       517     6.66         4,952        291      5.88
                               ---------- --------- ----------    ----------- --------- ---------    --------- ---------- ----------
Total interest-bearing
    liabilities                  104,109     4,538      4.36%         84,240     3,765     4.47%       68,359      2,776      4.06%

  Non-interest bearing            24,981                              20,272                           17,525
deposits
  Other liabilities                1,459                               1,176                            1,642
                               ----------                         -----------                        ---------
Total liabilities                130,549                             105,688                           87,526

Stockholders' equity              14,189                               8,773                            6,558
                               ----------                         -----------                        ---------
Total liabilities and
    stockholders' equity        $144,738                            $114,461                          $94,084
                               ----------                         -----------                        ---------

                                          --------- ----------                --------- ---------              ---------- ----------
Net interest income and                     $6,818      4.08%                   $5,444     4.28%                  $4,914      4.93%
spread
                                          --------- ----------                --------- ---------              ---------- ----------

Net interest margin (3)                                 5.07%                              5.17%                              5.74%
                                                    ----------                          ---------                         ----------



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
                                                       1998                              1997                             1996
                                                     ---------                         ---------                        ---------
         Investment securities                          5.94%                             5.82%                            6.84%
         Total interest-earning assets                  8.44                              8.75                             9.00
         Net interest margin                            5.07                              5.18                             5.75



Provision for Credit Losses

         Provisions for credit losses are charged to income to bring the total allowance for credit losses to a level deemed appropriate by management based on such factors as historical experience, the volume and type of lending conducted by the Company, the amount of nonperforming assets, regulatory policies, generally accepted accounting principles, general economic conditions, and other factors related to the collectibility of loans in the Company's portfolio.

         The provision for credit losses was $620,000 in 1998, compared with $336,000 for 1997, increasing $284,000, or 84.5%. The increase was largely the result of a 22.3% increase in loans, net of unearned income to $115.2 million at December 31, 1998 from $94.2 million at year-end 1997. Net charge-offs increased to $379,000 in 1998, from $275,000 in 1997, the result of a $289,000 increase in charge-offs in the commercial loan portfolios accompanied by reduced charge-offs in other loan categories.

         The provision for credit losses was $336,000 for 1997, compared with $160,000 for 1996, increasing $176,000, or 110.0%. The increase was the result of an increase in loans, net of unearned income from $70.7 million at year-end 1996 to $94.2 million at year-end 1997, or a 33.2% increase year-to-year. In addition, net charge-offs increased to $275,000 for 1997, from $74,000 in 1996, primarily the result of a $146,000 increase in net charge-offs in the installment and credit card loan portfolios.

         Management believes the allowance is adequate to absorb losses inherent in the loan portfolio. In view of the Company's plans to continue its loan growth with increased emphasis on commercial loans (which are generally considered to be more risky than loans secured by real estate), it is likely that the Company will continue to maintain an adequate allowance for credit losses through future provisions charged to income. Management will continue to closely monitor the performance of the loan portfolio and make additional provisions as considered necessary. No assurance can be given that such provisions will not have a material adverse impact on the Company's results of operations in future periods.

Noninterest Income

         Noninterest income for 1998 was $1,103,000, an increase of $181,000 or 19.6% compared with noninterest income of $922,000 in 1997. This increase resulted largely from growth of the credit card program, increases in service charges on deposit accounts, as well as commissions and other fee income.
Noninterest income in 1998 also included gains from the sale of investment securities ($15,000) and the liquidation of other real estate owned ($16,000).

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

         The following table sets forth the various categories of, and changes in, noninterest income for the years ended December 31, 1998, 1997 and 1996:


                               NONINTEREST INCOME
                             (Dollars in Thousands)

                                                                   Year Ended December 31,
                                        ------------------------------------------------------------------------------
                                             1998         % Change          1997          % Change          1996
                                        --------------- -------------- --------------- --------------- ---------------

Service charges on deposit accounts            $   447         9.0  %            $410          (1.4)%            $416
Credit card and merchant fees                      471         21.1               389          64.1               237
Commission and other fee income                    134         30.1               103         110.2                49
Other income                                        51        155.0                20          11.1                18
                                        --------------- -------------- --------------- --------------- ---------------
Total noninterest income                        $1,103         19.6 %            $922          28.1 %            $720
                                        --------------- -------------- --------------- --------------- ---------------



Noninterest Expense

         Noninterest expense was $6,309,000 in 1998, compared with $5,460,000 in 1997, representing an increase of $849,000 or 15.5%. The increase in 1998 was attributable to increased occupancy and equipment expenses of $176,000, professional fees of $234,000, data processing services of $200,000 and other operating expenses of $197,000. These increases were primarily attributable to the opening of three new branch offices in Maryland and Virginia in 1997 and 1998, the corresponding growth in the loan portfolio, and efforts to prepare for and comply with Year 2000 readiness issues.

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

         The following table sets forth the various categories of, and changes in, noninterest expense for the years ended December 31, 1998, 1997 and 1996:


                               NONINTEREST EXPENSE
                             (Dollars in Thousands)


                                                                   Year Ended December 31,
                                        ------------------------------------------------------------------------------
                                             1998         % Change          1997          % Change          1996
                                        --------------- -------------- --------------- --------------- ---------------

Salaries and employee benefits                  $2,076        (5.7) %          $2,201          10.7 %         $ 1,988
Professional fees                                  926        33.8                692          10.2               628
Occupancy and equipment expense                    826        27.1                650          22.4               531
Depreciation and amortization                      661        15.8                571          26.0               453
Data processing                                    734        37.5                534          13.9               469
Communications                                     279        39.5                200          (2.9)              206
Office and operations expenses                     360        25.4                287          (9.5)              317
Marketing and public relations                     196        24.8                157          (9.8)              174
Federal deposit insurance premiums                  18        28.6                 14         (53.3)               30
Other real estate owned                             --          --                 --        (100.0)                7
Other expenses                                     233        51.3                154          31.6               117
                                        --------------- -------------- --------------- --------------- ---------------
Total noninterest expense                       $6,309        15.5  %          $5,460          11.0 %         $ 4,920
                                        --------------- -------------- --------------- --------------- ---------------

Income Tax Expense

         The Company's income tax expense includes federal, state and local income taxes. The provision for income taxes was $355 thousand in 1998 compared to $234 thousand in 1997 and $275 thousand in 1996. This reflects effective tax rates of 35.8 percent in 1998, 41.0 percent in 1997, and 49.6 percent in 1996. The higher effective rate in 1996 was primarily due to nondeductible expenses of $112,000 incurred in connection with the registration of shares of the Company's Common Stock, as well as other nondeductible expenses. The effective tax rate has been further reduced in 1998 due to the increase in interest income derived from US agency securities which are not fully taxable for state and local purposes, and a greater portion of earnings derived from Virginia and Maryland where the local income tax rates are lower than in Washington, DC.

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

         Management seeks to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. Toward this end, the Company maintains an Asset/Liability Committee ("ALCO") which reviews, on a regular basis, the maturity and repricing of the assets and liabilities of the Company. ALCO has adopted the objective of achieving and maintaining a one-year cumulative GAP, as a percent of total assets, of between plus 10% and minus 10%. On a consolidated basis, the Company's one year cumulative gap was a negative 8.86% of total assets at December 31, 1998. In addition, ALCO monitors potential changes in net interest income, net income and the market value of portfolio equity under various interest rate scenarios. Market risk is the risk of loss from adverse changes in market prices and rates, arising primarily from interest rate risk in the Company's loan and investment portfolios, which can significantly impact the Company's profitability. Net interest income can be adversely impacted where assets and liabilities do not react the same to changes in interest rates. At year-end 1998, the impact of an immediate increase in interest rates of 100 basis points and 200 basis points would have resulted in a decrease in net interest income over a 12-month period of 1.71% and 3.41%, respectively, with a comparable decrease in interest rates resulting in an increase in net interest income of 1.65% and 1.28%. Management finds the above methodologies meaningful for evaluating market risk sensitivity; however, other factors can affect net interest income, such as levels of non-earning assets and changes in portfolio composition. The following table sets forth the interest-rate sensitive assets and liabilities of the Company at December 31, 1998, which are expected to mature or are subject to repricing in each of the time periods indicated:


                 INTEREST RATE SENSITIVE ASSETS AND LIABILITIES
                             (Dollars in Thousands)
                                                          90 Days      91 to 180      181 Days        Over
Term To Repricing (At December 31, 1998)                  or Less         Days       to 1 Year       1 Year        Total
------------------------------------------------------- ------------- ------------- ------------- ------------- -------------
Interest-Earning Assets
    Loans, net                                               $48,937        $5,981       $10,998       $49,281      $115,197
    Investment securities                                        409           328             -         8,516         9,253
    Federal funds sold                                         4,285             -             -             -         4,285
    Interest bearing deposits with banks                       4,692           594         1,788         2,773         9,847
                                                        ------------- ------------- ------------- ------------- -------------
Total interest-earning assets                                 58,323         6,903        12,786        60,570       138,582
Interest-Bearing Liabilities
    NOW accounts                                              19,345             -             -             -        19,345
    Savings accounts                                          19,650             -             -             -        19,650
    Money market accounts                                     17,995             -             -             -        17,995
    Time deposits                                              7,611         7,936        15,729         6,269        37,545
    Other borrowings                                           2,151           253           756         5,301         8,461
                                                        ------------- ------------- ------------- ------------- -------------
Total interest-bearing liabilities                            66,752         8,189        16,485        11,570       102,996
                                                        ------------- ------------- ------------- ------------- -------------
Interest sensitivity gap per period                         $(8,429)      $(1,286)      $(3,699)       $49,000       $35,586
Cumulative gap                                               (8,429)       (9,715)      (13,414)        35,586
Cumulative gap as a percentage of total assets               (5.57)%       (6.42)%       (8.86)%        23.51%
Cumulative int.-earning assets as % of int.-bearing          87.37         87.04         85.33         134.55
liabilities


                         Analysis of Financial Condition

Loans

         The Company presently is, and in the future expects to remain, a middle market banking organization serving professionals and businesses with interests in and around the Washington, DC metropolitan area. As of December 31, 1998 and 1997, approximately $73.8 million (64 percent) and $56.6 million (60 percent) of the Company's total loan portfolio, respectively, consisted of loans secured by real estate, of which one-to-four-family residential mortgage loans and home equity lines of credit represented $34.9 million (30 percent) and $35.3 million (37 percent), respectively, of the Company's total loan portfolio.

         Loan concentrations are defined as aggregate credits extended to a number of borrowers engaged in similar activities or resident in the same geographic region, which would cause them to be similarly affected by economic or other conditions. The Company, on a routine basis, evaluates these concentrations for purposes of policing its concentrations and making necessary adjustments in its lending practices to reflect current economic conditions, loan to deposit ratios, and industry trends. As a result of the Company's existing branch locations, the Company has significant concentrations of customers and assets in the Washington, DC metropolitan area.

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

         Loans to directors, executive officers and principal stockholders of the Company and to directors and officers of the Bank are subject to limitations contained in the Federal Reserve Act, the principal effect of which is to require that extensions of credit by the Bank to executive officers, directors, and ten percent stockholders satisfy certain standards. The Bank routinely makes loans in the ordinary course of business to certain directors and executive officers of the Company and the Bank, their associates, and members of their immediate families. In accordance with Federal Reserve Act guidelines, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with others and do not involve more than normal risk of collectibility or present other unfavorable features. As of December 31, 1998, loans and commitments outstanding to directors and executive officers of the Company and the Bank, their associates and members of their immediate families totaled $3.4 million (net of participations sold to other banks on a non-recourse basis), which represented approximately 2.9 percent of total loans as of that date. As of December 31, 1998, none of these loans outstanding from the Bank to related parties were on non-accrual, past due, restructured or considered by management to be a potential problem loan.

The following table sets forth the composition of the Company's loan portfolio by type of loan on the dates indicated:

                             LOAN PORTFOLIO ANALYSIS
                             (Dollars in Thousands)

December 31,                                                  1998                   1997                   1996
----------------------------------------------------- ---------------------- ---------------------- ---------------------

Aggregate Principal Amount
Type of loan:
    1-4 family residential mortgage                                $27,679                $27,502               $18,970
    Home equity loans                                                7,185                  7,808                 6,431
    Multifamily residential                                          1,884                  1,859                 1,963
    Construction                                                     1,205                  1,459                   463
    Commercial real estate                                          35,821                 17,999                14,001
    Commercial loans                                                28,906                 24,132                17,400
    Installment and credit card loans                               12,517                 13,535                11,510
    Other loans                                                          -                      -                     -
                                                      ---------------------- ---------------------- ---------------------
Gross loans                                                        115,197                 94,294                70,738
Unearned income and deferred costs                                      34                   (123)                  (62)
                                                      ---------------------- ---------------------- ---------------------
Total loans, net of unearned                                      $115,231                $94,171               $70,676
                                                      ---------------------- ---------------------- ---------------------

Percentage of Loan Portfolio
Type of loan:
    1-4 family residential mortgage                                  24.03%                 29.17%                26.82%
    Home equity loans                                                 6.24                   8.28                  9.09
    Multifamily residential                                           1.64                   1.97                  2.78
    Construction                                                      1.05                   1.55                  0.65
    Commercial real estate                                           31.10                  19.09                 19.79
    Commercial loans                                                 25.09                  25.59                 24.60
    Installment and credit card loans                                10.85                  14.35                 16.27
    Other loans                                                          -                      -                     -
                                                      ---------------------- ---------------------- ---------------------
Gross loans                                                         100.00%                100.00%               100.00%
                                                      ---------------------- ---------------------- ---------------------

         The following table sets forth the maturities of loans (based upon contractual dates) outstanding as of December 31, 1998. Loans, primarily as a result of maturities, monthly payments and repayments, are an important source of liquidity. The Company's portfolio of adjustable rate home mortgages consists of loans to customers in the local market area. Such loans generally have balloon maturities within ten years or less, with two percent annual and six percent lifetime "caps" on interest rate changes. Borrowers have the right to prepay such loans without penalty.

                    MATURITIES AND RATE SENSITIVITY OF LOANS
                             (Dollars in Thousands)

                                                 Over 1 Year Through 5 Years             Over 5 Years
                                                 -----------------------------    ----------------------------
                                 One Year            Fixed        Floating           Fixed        Floating
                                or Less (1)          Rate           Rate              Rate          Rate              Total
------------------------------ --------------    -------------- --------------    ------------- --------------    --------------

Commercial                          $ 11,825           $ 7,002         $8,188          $   281       $  1,610         $  28,906
Commercial real estate                 3,849             7,405          2,875           12,721          8,971            35,821
Residential mortgage/home              1,924             7,731          4,380           10,928         11,785            36,748
equity
Construction                             190                 -              -              240            775             1,205
Installment/credit card                3,526             1,581            974              882          5,554            12,517
                               --------------    -------------- --------------    ------------- --------------    --------------

Total                               $ 21,314          $ 23,719       $ 16,417         $ 25,052       $ 28,695         $ 115,197
                               --------------    -------------- --------------    ------------- --------------    --------------

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

         Real estate acquired by the Company as a result of foreclosure is classified as other real estate owned ("OREO"). Such loans are reclassified to OREO and recorded at the lower of cost or fair market value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for credit losses at that time. Further allowances for losses are recorded as charges to other expenses at the time management believes additional deterioration in value has occurred.

         The following table sets forth certain information with respect to the Company's non-accrual loans, OREO, and accruing loans which are contractually past due 90 days or more as to principal or interest, for the periods indicated:


                              NONPERFORMING ASSETS
                             (Dollars in Thousands)

                                                                         Year Ended December 31,
                                                      --------------------------------------------------------------
                                                             1998                 1997                 1996
                                                      -------------------- -------------------- --------------------

Non-accrual loans                                                 $1,163                 $624                 $272
Accruing past due 90 days or more                                    383                   76                   50
                                                      -------------------- -------------------- --------------------
Total nonperforming loans                                          1,546                  700                  322

Other real estate owned                                                -                   52                    -
                                                      -------------------- -------------------- --------------------
Total nonperforming assets                                        $1,546                 $752                 $322
                                                      -------------------- -------------------- --------------------

Nonperforming to total assets                                       1.02%                0.49%                0.30%

         As of December 31, 1998, non-accrual loans consisted of 3 relationship borrowings. One is a loan expected to be paid by an SBA guaranty/liquidation. The second is a borrowing relationship which has gone through internal reorganization of company principals. There is one major loan secured by the owner-occupied mortgage on a medical practice as well as other assets. The Company expects this relationship to return to accrual status in March of 1999 once consistent payment performance is achieved. No material losses are anticipated for the Company on these two loans. The last relationship is comprised of a real estate secured loan which was on accrual at 90 or more days past due. The Company has significant real property collateral at acceptable margins and has maintained a good working relationship with the borrower. Interest lost on these nonaccrual loans was approximately $100,000, $26,000, and $17,000, for 1998, 1997, and 1996, respectively. The Company did not receive any interest paid on these nonaccrual loans in 1997 and received approximately $20,944 and $19,581 for 1998 and 1996, respectively.

Allowance for Credit Losses

         The Company maintains an allowance for credit losses based upon, among other things, such factors as historical experience, the volume and type of lending conducted by the Company, the amount of nonperforming assets, regulatory policies, generally accepted accounting principles, general economic conditions, and other factors related to the collectibility of loans in the Company's portfolio. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if such factors and conditions differ from the assumptions used in making the initial determinations. Based upon criteria consistently applied during the periods, the Company's allowance for credit losses was $1,128,000 (0.98% of total loans) as of December 31, 1998, $887,000 (0.94% of total loans) as of December 31, 1997, and $826,000 (1.17% of total loans) as of December 31, 1996. The allowance for credit losses as a percentage of nonperforming loans was 73%, 127% and 257% as of December 31, 1998, 1997 and 1996, respectively.

         The following table sets forth an analysis of the Company's allowance for credit losses for the periods indicated:

                           ALLOWANCE FOR CREDIT LOSSES
                             (Dollars in Thousands)

                                                                         Year Ended December 31,
                                                      --------------------------------------------------------------
                                                             1998                 1997                 1996
                                                      -------------------- -------------------- --------------------
Average net loans outstanding                                   $ 99,724              $75,908              $70,523

Loans outstanding at period-end                                  115,231               94,171               70,676

Total nonperforming loans                                          1,546                  700                  322
                                                      -------------------- -------------------- --------------------

Beginning balance of allowance                                    $  887               $  826               $  740

Loans charged-off:
1-4 family residential mortgage                                       18                   29                    -
Home equity loans                                                     26                  100                    -
Commercial loans                                                     314                   25                  126
Installment and credit card loans                                    129                  298                  129
                                                      -------------------- -------------------- --------------------
Total loans charged off                                              487                  452                  255

Recoveries of previous charge-offs:
1-4 family residential mortgage                                        -                    1                   37
Home equity loans                                                     43                    -                    -
Commercial loans                                                      36                  134                  125
Installment and credit card loans                                     29                   42                   19
                                                      -------------------- -------------------- --------------------
Total recoveries                                                     108                  177                  181
                                                      -------------------- -------------------- --------------------
Net loans charged-off                                                379                  275                   74

Provision for credit losses                                          620                  336                  160

                                                      -------------------- -------------------- --------------------
Balance at end of period                                         $ 1,128               $  887               $  826
                                                      -------------------- -------------------- --------------------

Net charge-offs to average loans                                    0.38%                0.36%                0.10%
Allowance as % of total loans                                       0.98%                0.94%                1.17%
Nonperforming loans as % of total loans                             1.34%                0.74%                0.46%
Allowance as % of nonperforming loans                                 73%                 127%                 257%

         The Company considers the composition of its loan portfolio and the loss potential associated with different types of loans in determining the level of the allowance for credit losses. In considering the loss potential associated with different types of loans, the Company considers its own historical loss experience with each type of loan, together with any internal or external changes which might suggest that future losses will be higher or lower than the historical loss experience. Such additional factors include changes in national or local economic conditions which affect the repayment capacity of borrowers and/or the market value of collateral, trends in past due payments, changes in underwriting standards, changes in loan originating and servicing personnel, changes in the types of credit offered, and other factors. For a description of the Company's accounting policy for the allowance for credit losses, see Note 1 of Notes to Consolidated Financial Statements.


Investment Activities

         The Company's investment portfolio of $9.3 million as of December 31, 1998 consisted mostly of U.S. Treasury and government agency obligations. This represented a decrease of $10.1 million compared to the investment securities of $19.4 million at December 31, 1997. The reductions in investment securities and interest bearing deposits were used to fund the $21.1 million increase in loans during 1998. The Company's investment portfolio of $19.4 million as of December 31, 1997 consisted mostly of U.S. Treasury and government agency obligations. This represented an increase of $12.0 million compared to the investment portfolio total of $7.4 million at December 31, 1996. This substantial increase was the result of liquidity obtained from the purchase of a retail banking branch in Virginia in the fourth quarter of 1997.

         Investment securities available-for-sale are stated at fair value. These securities may be sold, retained until maturity, or pledged as collateral for liquidity and borrowing in response to changing interest rates, changes in prepayment risk, and other factors as a part of the Company's overall asset liability management strategy.

         Investment securities held-to-maturity are stated at amortized cost. The Company has the intent and ability to hold these securities until maturity, and they are also available to be pledged as collateral for liquidity and borrowing needs if and when such needs may occur.

         The following table sets forth the carrying value of the Company's investment portfolio as of the dates indicated:


                        INVESTMENT PORTFOLIO COMPOSITION
                             (Dollars In Thousands)

                                                                         Year Ended December 31,
                                                      --------------------------------------------------------------
                                                             1998                 1997                 1996
                                                      -------------------- -------------------- --------------------

Available-for-sale:
U.S. Treasuries and government agencies                           $ 4,060             $ 13,492              $ 4,899
Other                                                               2,751                2,284                2,308
                                                      -------------------- -------------------- --------------------
Total available-for-sale                                            6,811               15,776                7,207

Held-to-maturity:
U.S. Treasuries and government agencies                             2,164                1,911                   --
State, county and municipal                                             -                   65                  165
Other                                                                 278                1,656                   --
                                                      -------------------- -------------------- --------------------
Total held-to-maturity                                              2,442                3,632                  165

                                                      -------------------- -------------------- --------------------
Total investment securities                                       $ 9,253             $ 19,408              $ 7,372
                                                      -------------------- -------------------- --------------------

         The following table sets forth the maturity distribution and weighted average yield of the investment portfolio of the Company as of December 31, 1998:



                   INVESTMENT PORTFOLIO--MATURITIES AND YIELDS
                             (Dollars In Thousands)

                                                          Over 1 Year      Over 5 Years
                                         One Year          Through 5        Through 10           After
                                          or Less            Years             Years           10 Years           Total
-----------------------------------    --------------    --------------    --------------    --------------   --------------

Maturity Distribution:
U.S. Treasuries and government
     agencies                                     -           $ 2,014           $ 1,471           $ 2,739          $ 6,224
State, county and municipal                       -                 -                 -                 -                -
Other                                             -               278                 -             2,751            3,029
                                       --------------    --------------    --------------    --------------   --------------

Total                                             -           $ 2,292           $ 1,471           $ 5,490          $ 9,253
                                       --------------    --------------    --------------    --------------   --------------

Weighted Average Yield (1):
U.S. Treasuries and government
     agencies                                     -              5.64%             6.23%             6.15%            6.00%
State, county and municipal                       -                 -                 -                 -                -
Other                                             -              6.38                 -              5.11             5.23
                                       --------------    --------------    --------------    --------------   --------------

Total                                             -              5.73%             6.23%             5.63%            5.75%
                                       --------------    --------------    --------------    --------------   --------------

(1) The calculation of the weighted average yields is based on yield, weighted by the respective book value of the securities, using cost basis in the case of securities available-for-sale.



Deposit Activities

         The Company's total deposits at year-end 1998 were $126.2 million, a decrease of $3.4 million, or 2.6%, compared to the year-end 1997 balance. Total average deposits were $121.5 million for the year ended December 31, 1998, an increase of $24.8 million, or 25.6% compared with average deposits of $96.7 million for the year ended December 31, 1997. In 1997, total deposits at year-end 1997 were $129.6 million, an increase of $38.6 million, or 42.4%, over 1996's year-end balance. Total average deposits were $96.7 million for the year ended December 31, 1997, an increase of $15.8 million, or 19.5% compared with average deposits of $80.9 million for the year ended December 31, 1996. The Company views deposit growth as a significant challenge in its effort to increase its asset size. Thus, the Company is focusing on its branching program with increased emphasis on commercial accounts, and the offering of more competitive interest rates and products to stimulate deposit growth.

         The following table sets forth the average balances and weighted average rates for the Company's categories of deposits for the periods indicated:


                                AVERAGE DEPOSITS
                             (Dollars In Thousands)


                                                                   Year Ended December 31,
                               ------------------------------ -- ------------------------------ - ------------------------------
                                           1998                              1997                             1996
                               ------------------------------    ------------------------------   ------------------------------
                                          Weighted                         Weighted                          Weighted
                                Average    Average    % of       Average    Average     % of       Average    Average    % of
                                Balance     Rate      Total      Balance     Rate      Total       Balance     Rate      Total
                               ---------- ---------- --------    --------- ---------- ---------   ---------- ---------- --------

Noninterest-Bearing Deposits    $ 24,981         -%    20.6%      $20,272        --%     21.0%      $17,525        --%    21.7%
Interest-Bearing Deposits:
    NOW accounts                  17,722      1.68     14.6        14,023      2.01      14.5        12,522      1.96     15.5
    Savings accounts              18,285      4.47     15.0         5,559      3.80       5.7         2,217      2.53      2.7
    Money market accounts         21,723      3.55     17.9        21,491      3.60      22.2        23,072      3.40     28.5
    Time deposits                 38,832      5.54     31.9        35,399      5.60      36.6        25,596      5.47     31.6
                               ---------- ---------- --------    --------- ---------- ---------   ---------- ---------- --------

Total                           $121,543              100.0%      $96,744               100.0%      $80,932              100.0%
                               ----------            --------    ---------            ---------   ----------            --------
Weighted Average Rate                         3.32%                            3.36%                             3.07%
                                          ----------                       ----------                        ----------


         The Company seeks to rely primarily on regular customer relationships to provide a stable and cost-effective source of funding to support asset growth. The Company's Asset/Liability Management Policy limits total brokered deposits to ten percent (10%) of the Bank's total liabilities. As of December 31, 1998, brokered deposits represented $496,000, or 0.4% of the Company's total liabilities.

         As of December 31, 1998, total time deposits in excess of $100,000 accounted for $17.3 million, or 13.7% of the Company's total deposits. Of this amount, $7.0 million had a remaining term of six months or less. The following table sets forth the amount of the Company's certificates of deposit of $100,000 or more, by time remaining until maturity, as of December 31, 1998 and 1997:


                        TIME DEPOSITS OF $100,000 OR MORE
                             (Dollars In Thousands)

                                                                        December 31,
                                                      -----------------------------------------
                                                             1998                 1997
                                                      -------------------- --------------------

Maturity Period:
Three months or less                                              $ 2,565              $ 2,783
Over three months through six months                                4,413                3,897
Over six months through twelve months                               7,650                7,587
Over twelve months                                                  2,714                2,185
                                                      -------------------- --------------------

Total                                                             $17,342              $16,452
                                                      -------------------- --------------------

Borrowings

         Borrowings consist of advances from the Federal Home Loan Bank of Atlanta ("FHLBA"), deposits received in the Company's U.S. Treasury Tax and Loan Account, and securities sold under repurchase agreements. Balances outstanding and effective rates of interest are shown in the tables below for the years ending December 31, 1998, 1997 and 1996:

                                   BORROWINGS
                             (Dollars In Thousands)

                                                                            Year Ended December 31,
                                                      ---------------------------------------------------------------------
                                                             1998                     1997                    1996
                                                      -------------------- -- --------------------- -- --------------------

Federal Home Loan Bank of Atlanta:
Ending balance                                                    $6,513                   $7,423                  $7,750
Daily average balance for the period                               6,911                    7,397                   4,559
Maximum outstanding balance at
  a month-end during the period                                    7,222                    7,675                   7,800
Daily average interest rate for the period                          6.81%                    6.75%                   5.99%
Average interest rate on period end balance                         6.74                     6.73                    6.73

Treasury Tax and Loan Account:
Ending balance                                                    $  589                   $  776                  $  716
Daily average balance for the period                                 361                      371                     393
Maximum outstanding balance at
  a month-end during the period                                    2,101                      776                     829
Daily average interest rate for the period                          4.79%                    4.61%                   4.64%
Average interest rate on period end balance                         4.45                     5.27                    5.16

Securities sold under repurchase agreements:
Ending balance                                                  $  1,359
Daily average balance for the period                                 264
Maximum outstanding balance at
  a month-end during the period                                    1,359
Daily average interest rate for the period                          4.72%
Average interest rate on period end balance                         4.72

         The following table shows the details of the Company's fixed rate advances from the FHLBA, with original maturities in excess of one year, as of December 31, 1998:

                                   BORROWINGS
                             (Dollars in Thousands)

                                               December 31, 1998
                                ------------------------------------------------
  Advance         Amount         Outstanding       Current         Long-Term         Interest       Maturity        Repayment
   Date          Borrowed          Balance         Portion          Portion            Rate           Date            Terms
------------    ------------    --------------    -----------    ---------------    -----------    ------------   ---------------

  2/08/96            $  800            $  800       $      -             $  800          6.30%       2/08/06          due at
                                                                                                                     maturity
  5/16/96             1,000             1,000              -              1,000          7.34        5/16/06          due at
                                                                                                                     maturity
  6/24/96             1,000               750            100                650          6.94        6/24/06       semi-annual
 10/10/96               300               300            300                  -          6.60       10/10/99          due at
                                                                                                                     maturity
 10/10/96               300               300              -                300          6.85       10/10/01          due at
                                                                                                                     maturity
 10/10/96             2,000             1,200            400                800          6.57       10/10/01        quarterly
 10/10/96             2,400             1,600            400              1,200          6.66       10/10/02        quarterly
  9/25/97               573               563             12                551          6.65        9/25/17         monthly
                ------------    --------------    -----------    ---------------

   Total             $8,373            $6,513         $1,212             $5,301
                ------------    --------------    -----------    ---------------

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


                           RETURN ON EQUITY AND ASSETS

                                                                               December 31,
                                                      ---------------------------------------------------------------
                                                            1998                  1997                   1996
                                                      ----------------- --- ------------------ -- -------------------

Return on average assets                                   0.44%                  0.29%                 0.27%
Return on average equity                                   4.49                   3.83                  4.20
Period-end equity to total assets                         10.12                   8.87                  6.30


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

         Asset liquidity is provided by cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future. The asset liquidity of the Bank is maintained in the form of vault cash, demand deposits with commercial banks, federal funds sold, interest bearing deposits with other financial institutions, short-term investment securities, other investment securities available-for-sale, and short-term loans. The Company has defined "cash and cash equivalents" as those amounts included in cash and due from banks and federal funds sold. As of December 31, 1998, the Bank had cash and cash equivalents of $13.2 million, an increase of $1.1 million, when compared with the $12.1 million at December 31, 1997.

         Liability liquidity is provided by access to core funding sources, principally various customers' deposit accounts in the Company's market area. As a member of the Federal Home Loan Bank of Atlanta ("FHLBA"), the Company is authorized to borrow up to $16.1 million secured by a blanket pledge of its portfolio of 1-to-4-family residential mortgage loans. The Company also has approved lines of credit from larger correspondent banks to borrow excess reserves on an overnight basis (known as "federal funds purchased") in the amount of $1.0 million, and to borrow on a secured basis ("repurchase agreements") in the amount of $5.0 million. As of December 31, 1998, the Company had no federal funds purchased or repurchase agreements, and was utilizing $6.5 million of its available FHLBA borrowings in the form of fixed-rate term credit advances with an average interest rate of 6.74%. The Company utilizes fixed rate term credit advances from the FHLBA to fund fixed rate real estate loans of comparable terms and maturities.

         The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $2.1 million for the year ended December 31, 1998. Net cash provided by investing activities was $1.1 million for 1998, as the $21.4 million net increase in loans was funded largely by decreases in investment securities and interest bearing deposits in other banks. Net cash used in financing activities for 1998 of $2.0 million resulted from a $3.4 million decrease in deposits, reduction of $1.1 million in borrowings, the proceeds of $1.4 million from customer repurchase accounts, and proceeds of $1.1 million from the exercise of options and warrants for common stock.

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

         The Company had cash on hand in the amount of $2.0 million at the holding company level at December 31, 1998. The Company anticipates using these funds as working capital available to support the future growth of the franchise as well as to pay normal operating expenses. Additionally, working capital is further supported by dividends available from the Bank, subject to certain regulatory restrictions generally applicable to national banks. As of December 31, 1998, the Company had no indebtedness outstanding at the holding company level.

Capital Resources

         Total stockholders' equity as of December 31, 1998 was $15.3 million, an increase of $1.8 million in 1998 and $6.8 million in 1997, compared to stockholders' equity of $13.5 million and $6.7 million as of December 31, 1997 and 1996, respectively. In 1998, additional capital was raised from the exercise of warrants and stock options amounting to $1.1 million, whereas in the third quarter of 1997 the Company issued 977,500 shares of Common Stock, at a price of $7.25 per share. In 1997, the net proceeds from sale of Common Stock and the exercise of warrants and options was approximately $6.4 million. Net income was $636,884 in 1998 and $336,158 in 1997.

         The OCC has established certain minimum risk-based capital standards that apply to national banks, and the Company is subject to certain capital requirements imposed by the Federal Reserve Board. At December 31, 1998, the Bank exceeded all applicable regulatory capital requirements for classification as a "well capitalized" bank, and the Company satisfied all applicable regulatory requirements imposed on it by the Federal Reserve Board. See Note 12 of the Notes to Consolidated Financial Statements.


Year 2000

         The "Year 2000" problem arose because many computer programs were designed to use only the last two digits to refer to a year. Therefore, these computer programs did not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results. The extent of the potential impact of the Year 2000 problem is not yet known; however, the consequences of the Year 2000 problem could have a material effect on the Company's business, results of operations, or financial condition.

         In December 1997, the Company adopted a Year 2000 compliance plan ("Y2K Plan") for the assessment of its exposure to the Year 2000 problem, completion of any required remediation, and testing of systems compliance. A specific timetable was established, and a senior officer of the Company was assigned leadership responsibility. The officer reports monthly to the Board of Directors concerning the status of the Y2K Plan, and the Company's progress is reviewed from time to time by bank regulatory authorities.

         The Company believes that it is presently on schedule with respect to its Y2K Plan, and outside reviews to date found the Company's Year 2000 compliance efforts to be satisfactory. As of December 31, 1998, the Company's estimated percentage of completion of its Y2K Plan was 96%, and the estimated date for 100% completion was August 31, 1999. Testing of mission critical systems was completed in November 1998. Testing methodology included copying the entire customer data base onto a Year 2000 compliant (hardware and software) computer system, and utilizing the key Year 2000 dates defined by the FFIEC to test date sensitive transactions and calculations. These tests were performed on all mission critical systems and results revealed compliance or very minor discrepancies which have been traced. Failed test transactions will be tested again in 1999. Material third party risks principally include assessing the Year 2000 preparation status of bank borrowing customers. The Company completed an assessment of Year 2000 risk within its loan portfolio as of the September 30, 1998, regulatory target date, and will continue to monitor the progress of any borrowers deemed to be at high risk.

         As part of its Y2K Plan, the Company expects to spend approximately $145,000 for the replacement of outdated computer hardware and software. Much of these expenditures would have been incurred in the ordinary course of business to maintain such computer systems, regardless of Year 2000 problem considerations. The human resources requirement will include the time of regular Company employees, a network administration consultant, and approximately $20,000 of additional consulting expenses. No significant computer systems projects have been delayed as a result of Year 2000 preparations. Because most of the Company's data processing services are provided by outside vendors on a contract basis, management does not currently anticipate that the costs to address the Company's Year 2000 issues will have a significant impact on the financial position or results of operations of the Company.

         The Company believes that the most likely worst case scenarios due to the Year 2000 problem could include liquidity issues due to customers' withdrawal of extra cash, security preparations, or short term electric power interruptions. The Company is taking steps to establish and renew lines of credit with its correspondent banks and the Federal Home Loan Bank of Atlanta to assure that adequate liquidity will be available to meet the needs of customers. Additional security precautions will be taken to prevent possible crimes due to heightened public awareness of additional cash reserves. The Company does not believe that long term and widespread electric power outages are likely, and has planned to address short term interruptions by training bank management and staff to be ready to provide limited service to customers. The Company is dependent upon the services of EDS in Reston, Virginia, to provide access to customer data bases and other mission critical functions. EDS has back-up service sites available and ready to provide services to the Company should electric power interruptions or other problems occur in the Reston location. The Company does not expect any significant loss in revenue to occur as a result of Year 2000 problems.

         The Company's Y2K Plan includes certain contingency plans to be implemented in the event that computer systems fail to perform in accordance with plans and expectations. For the most part, these contingency plans involve a change to manual processes for all mission critical business functions, which the Company believes is practical in view of the relative size and scope of its operations. Management and staff will be trained on these procedures and processes prior to July 1999, and additional refresher training will be provided during November and December 1999.

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

Disclosure Regarding Forward Looking Statements

         Statements and financial discussion and analysis contained in Items 1, 7 and 7A of this report that are not historical facts are forward looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, forward looking statements involve a number of risks and uncertainties and no assurance may be given that the Company's expectations will be achieved. Among the important factors that could cause actual results to differ materially from the Company's expectations are the Company's exposure to local economic conditions; changes in interest rate risks and the Company's net interest margin; the Company's ability to increase deposits; the Company's ability to make acquisitions of other depository institutions, their assets or their liabilities and the Company's successful integration of any such acquisitions; changes in applicable statutes and regulations or their interpretation; changes in the ability of the Bank or the Company to pay dividends on its Common Stock; competition; and the loss of senior management or operating personnel.




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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors
Century Bancshares, Inc.:


We have audited the accompanying consolidated statements of financial condition of Century Bancshares, Inc. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Bancshares, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


/s/ KPMG LLP


Washington, DC
February 10, 1999

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
December 31, 1998 and 1997


                                                                              1998                        1997
-------------------------------------------------------------- ------- ------------------- -------- ------------------

ASSETS
Cash and due from banks                                                     $  8,950,733                $  7,069,139
Federal funds sold                                                             4,285,000                   5,000,000
Interest bearing deposits in other banks                                       9,847,315                  22,223,037
Investment securities available-for-sale, at fair value                        6,811,356                  15,776,517
Investment securities, at cost, fair value of $2,449,680 and
    $3,634,867 in 1998 and 1997, respectively                                  2,441,537                   3,632,076
Loans, net of unearned income                                                115,231,298                  94,171,450
Less:  allowance for credit losses                                            (1,128,147)                   (887,046)
                                                                       -------------------          ------------------
Loans, net                                                                   114,103,151                  93,284,404
Leasehold improvements, furniture, and equipment, net                          1,372,370                   1,708,987
Accrued interest receivable                                                      742,721                     922,327
Other real estate owned                                                                -                      52,000
Deposit premium                                                                1,546,232                   1,735,768
Net deferred taxes                                                               683,113                     704,577
Other assets                                                                     566,373                     530,795
                                                                       -------------------          ------------------
    Total Assets                                                            $151,349,901                $152,639,627
                                                                       -------------------          ------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
    Noninterest-bearing                                                     $ 31,676,194                $ 26,225,119
    Interest-bearing                                                          94,535,082                 103,379,913
                                                                       -------------------          ------------------
Total deposits                                                               126,211,276                 129,605,032
Other borrowings                                                               8,461,241                   8,198,843
Other liabilities                                                              1,360,710                   1,300,226
                                                                       -------------------          ------------------
    Total Liabilities                                                        136,033,227                 139,104,101
                                                                       -------------------          ------------------

Stockholders' Equity:
Common stock, $1 par value; 5,000,000 shares authorized; 2,574,219 and 2,209,229 shares issued and outstanding
    at December 31, 1998 and 1997, respectively                                2,574,219                   2,209,229
Additional paid in capital                                                    12,343,631                  10,695,480
Retained earnings                                                                392,384                     651,646
Accumulated other comprehensive income,
    net of tax effect                                                              6,440                     (20,829)
                                                                       -------------------          ------------------
    Total Stockholders' Equity                                                15,316,674                  13,535,526
Commitments and Contingencies
                                                                       -------------------          ------------------
    Total Liabilities and Stockholders' Equity                              $151,349,901                $152,639,627
                                                                       -------------------          ------------------

See accompanying notes to consolidated financial statements.


CENTURY BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
Years ended December 31, 1998, 1997 and 1996

                                                                    1998              1997             1996
-------------------------------------------------------------- ---------------- ----------------- ----------------

Interest income:
    Interest and fees on loans                                     $ 9,393,339       $ 7,554,812      $ 6,887,424
    Interest on federal funds sold                                     350,846           258,311           34,732
    Interest on deposits in other banks                                708,431           749,568          211,563
    Interest on securities available-for-sale                          718,829           529,963          545,481
    Interest on securities held-to-maturity                            184,035           116,220           10,296
                                                               ---------------- ----------------- ----------------
Total interest income                                               11,355,480         9,208,874        7,689,496

Interest expense:
    Interest on deposits:
         Savings accounts                                              818,417           210,928           56,075
         NOW accounts                                                  298,423           282,169          245,473
         Money market accounts                                         771,400           773,799          783,466
         Certificates under $100,000                                 1,254,993         1,216,180          630,875
         Certificates $100,000 and over                                894,004           764,576          768,603
                                                               ---------------- ----------------- ----------------
    Total interest on deposits                                       4,037,237         3,247,652        2,484,492
                                                               ---------------- ----------------- ----------------
    Interest on other borrowings                                       500,335           517,644          291,494
                                                               ---------------- ----------------- ----------------
Total interest expense                                               4,537,572         3,765,296        2,775,986
                                                               ---------------- ----------------- ----------------

Net interest income                                                  6,817,908         5,443,578        4,913,510
Provision for credit losses                                            620,000           336,200          160,000
                                                               ---------------- ----------------- ----------------
Net interest income after provision for credit losses                6,197,908         5,107,378        4,753,510

Noninterest income:
    Service charges on deposit accounts                                447,105           409,747          416,357
    Other operating income                                             625,745           512,637          303,902
    Gain on sale of securities                                          14,570                 -                -
    Gain on liquidation of other real estate owned                      15,853                 -                -
                                                               ---------------- ----------------- ----------------
Total noninterest income                                             1,103,273           922,384          720,259

Noninterest expense:
Salaries and employee benefits                                       2,075,963         2,201,299        1,987,989
Occupancy and equipment expense                                        825,839           649,846          531,336
Professional fees                                                      925,664           691,501          628,244
Depreciation and amortization                                          661,129           571,033          452,949
Data processing                                                        733,544           533,794          468,743
Communications                                                         278,611           200,456          206,404
Federal deposit insurance premiums                                      17,678            13,996           30,238
Other real estate owned                                                      -                 -            6,775
Other operating expenses                                               790,978           598,077          607,813
                                                               ---------------- ----------------- ----------------
Total noninterest expense                                            6,309,406         5,460,002        4,920,491
                                                               ---------------- ----------------- ----------------

Income before income tax expense                                       991,775           569,760          553,278
Income tax expense                                                     354,891           233,602          274,699
                                                               ---------------- ----------------- ----------------
Net income                                                          $  636,884        $  336,158       $  278,579
                                                               ---------------- ----------------- ----------------

Basic income per common share                                             $.27              $.22             $.22
Diluted income per common share                                           $.26              $.20             $.21
Weighted average common shares outstanding                           2,388,015         1,551,307        1,244,390

See accompanying notes to consolidated financial statements.

                                      -31-

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
Years ended December 31, 1998, 1997 and 1996

                                                                                                          Accumulated
                                                                                                             Other
                                        Common         Additional                        Comprehensive         Total
                                        stock            paid in          Retained          Income,        Stockholders'
                                      $1.00 par          capital          earnings         net of tax          Equity
                                                                                                             effect
---------------------------------  ----------------- ---------------- ----------------- ----------------- -----------------

Balance, December 31, 1995                1,046,047       4,410,876           976,161           (68,064)        6,365,020
Comprehensive income:
Net income                                        -               -           278,579                 -           278,579
Unrealized gains on
  investment securities,
  net of tax effect                               -               -                 -            22,164            22,164
---------------------------------  ----------------- ---------------- ----------------- ----------------- -----------------
Comprehensive income                                                          278,579            22,164           300,743
Common stock dividend
  (7% of shares outstanding)-
  73,047 shares                              73,047         401,758          (475,683)                -              (878)
Exercise of common stock
  options- 26,934 shares                     26,934          58,222                 -                 -            85,156
---------------------------------  ----------------- ---------------- ----------------- ----------------- -----------------
Balance, December 31, 1996                1,146,028       4,870,856           779,057           (45,900)        6,750,041
Comprehensive income:
Net income                                        -               -           336,158                 -           336,158
Unrealized gains on
  investment securities,
  net of tax effect                               -               -                 -            25,071            25,071
---------------------------------  ----------------- ---------------- ----------------- ----------------- -----------------
Comprehensive income                                                          336,158            25,071           361,229
Common stock dividend
  (5% of shares outstanding)-
  57,793 shares                              57,793         404,551          (463,569)                -            (1,225)
Issuance of common stock-
  977,500 shares                            977,500       5,352,127                 -                 -         6,329,627
Exercise of common stock
  options- 17,699 shares                     17,699          25,590                 -                 -            43,289
Exercise of warrants-
  10,209 shares                              10,209          42,356                 -                 -            52,565
---------------------------------  ----------------- ---------------- ----------------- ----------------- -----------------
Balance, December 31, 1997               $2,209,229     $10,695,480         $ 651,646         $ (20,829)      $13,535,526
Comprehensive income:
Net income                                        -               -           636,884                 -           636,884
Unrealized gains on
  investment securities,
  net of tax effect                               -               -                 -            27,269            27,269
---------------------------------  ----------------- ---------------- ----------------- ----------------- -----------------
Comprehensive income                                                          636,884            27,269           664,153
Common stock dividend
  (5% of shares outstanding)-
  112,665 shares                            112,665         781,623          (894,288)                -                 -
Payments in lieu of fractional
shares                                            -                -           (1,858)                 -           (1,858)
Exercise of common stock
  options- 60,831 shares                     60,831         146,546                 -                 -           207,377
Exercise of warrants-
  191,494 shares                            191,494         742,840                 -                 -           934,334
Other                                             -         (22,858)                -                 -           (22,858)
--------------------------------- ----------------- ---------------- ----------------- ----------------- -----------------
Balance, December 31, 1998               $2,574,219     $12,343,631           $392,384          $  6,440      $15,316,674
--------------------------------- ----------------- ---------------- ----------------- ----------------- -----------------

See accompanying notes to consolidated financial statements.

                                      -32-

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years ended December 31, 1998, 1997 and 1996

                                                                      1998                 1997                 1996
-------------------------------------------------------------- -------------------- -------------------- --------------------

Cash flows from operating activities:
Net income                                                           $    636,884         $    336,158          $   278,579
Adjustments to reconcile net income to net cash
    provided by operating activities:
Depreciation and amortization                                             661,130              571,033              452,959
Provision for credit losses                                               620,000              336,200              160,000
Provision for losses on other real estate owned                                 -                    -               10,000
Provision (benefit) for net deferred taxes                                 25,715             (161,370)             (88,133)
Gain on sale of securities available-for-sale                             (14,570)                   -                    -
Gain on sale of other real estate owned                                   (15,853)                   -              (21,328)
(Increase) decrease in accrued interest receivable                        179,606             (412,760)              79,563
(Increase) decrease in other assets                                       (47,062)              48,471               64,259
Increase (decrease) in other liabilities                                   53,031              315,345              (32,883)
                                                               -------------------- -------------------- --------------------
Total adjustments                                                       1,461,997              696,919              624,437
                                                               -------------------- -------------------- --------------------
Net cash provided by operating activities                               2,098,881            1,033,077              903,016

Cash flows from investing activities:
Net increase in loans                                                 (21,438,747)         (14,810,469)          (1,547,403)
Net (increase) decrease in interest bearing deposits in                12,375,722          (15,399,960)            (791,377)
other banks
Purchases of securities available-for-sale                             (2,872,601)          (9,564,799)          (3,092,717)
Purchases of securities held-to-maturity                               (2,005,882)          (4,411,652)            (326,366)
Repayments and maturities of securities available-for-sale              3,196,421            1,034,208            9,662,605
Repayments and maturities of securities held-to-maturity                5,358,436              944,471               85,000
Proceeds from sale of securities available-for-sale                     6,535,849                    -                    -
Net purchase of leasehold improv., furn. and equipment                   (134,976)            (596,888)            (511,366)
Acquisition of deposits, net of assets acquired                                 -           17,282,864                    -
Proceeds from sale of other real estate owned                              67,853                    -              203,986
                                                               -------------------- -------------------- --------------------
Net cash (used in) provided by investing activities                     1,082,075          (25,522,225)           3,682,362

Cash flows from financing activities:
Net increase (decrease) in demand, savings, NOW and
    money market deposit accounts                                       3,394,503             (620,526)             183,315
Net increase (decrease) in certificates of deposit                     (6,788,259)          11,221,680              262,533
Net increase in customer repurchase accounts                            1,359,330
Net increase (decrease) in other borrowings                              (186,813)              60,347           (1,092,032)
Net proceeds from issuance of long-term debt                                    -              573,000            5,800,000
Repayment of long-term debt                                              (910,118)            (900,381)             (50,000)
Repurchase of preferred stock                                                   -                    -                    -
Net proceeds from issuance of common stock                              1,143,150            6,424,256               85,156
Other                                                                     (26,155)                   -                    -
                                                               -------------------- -------------------- --------------------
Net cash provided by (used in) financing activities                    (2,014,362)          16,758,376            5,188,972
                                                               -------------------- -------------------- --------------------

Net increase (decrease) in cash and cash equivalents                    1,166,594           (7,730,772)           9,774,350
Cash and cash equivalents, beginning of year                           12,069,139           19,799,911           10,025,561
                                                               -------------------- -------------------- --------------------
Cash and cash equivalents, end of year                               $ 13,235,733         $ 12,069,139          $19,799,911
                                                               -------------------- -------------------- --------------------

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowings                             $  4,572,718         $  3,724,036          $ 2,743,631
Income taxes paid                                                         300,000              112,500              626,079
Transfer of loans to other real estate owned                                    -               52,000                    -

See accompanying notes to consolidated financial statements.

                                      -33-

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1998 and 1997

-------------------------------------------------------------- ----------------

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The primary business of Century Bancshares, Inc. (the "Company") and its subsidiary, Century National Bank ("Century Bank" or the "Bank") is to attract deposits from individual and corporate customers and to originate loans secured by residential and commercial real estate, business assets, and other personal property. The Company operates primarily in the metropolitan Washington, DC area, and is managed as a single business segment. The Company targets individuals and businesses in professional services as its clientele. The Company is subject to competition from other financial institutions in attracting and retaining deposits and in originating and purchasing loans. The Company and Century Bank are subject to the regulations of certain agencies of the federal government and undergo periodic examinations by those agencies.

Basis of Financial Statement Presentation

The financial statements have been prepared on the accrual basis and in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.
         The consolidated financial statements include the accounts of the Company and Century Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. For purposes of reporting cash flows, the Company has defined cash and cash equivalents as those amounts included in cash and due from banks and federal funds sold.

Investment Securities

The Company classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. All other securities not classified as trading or held-to-maturity are classified as available-for-sale. The Company does not engage in trading activities and, accordingly, has no trading portfolio.
         Available-for-sale and trading securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as other comprehensive income which is a separate component of stockholders' equity.
         A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.
         Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale and held-to-maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.
         Prepayment of the mortgages securing the collateralized mortgage obligations may affect the maturity date and yield to maturity. The Company uses actual principal prepayment experience and estimates of future principal prepayments in calculating the yield necessary to apply the effective interest method.

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1998 and 1997

-------------------------------------------------------------- ---------------

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

Allowance for Credit Losses

The allowance for credit losses is a valuation allowance available for losses incurred on loans. It is established through charges to earnings in the form of provisions for credit losses. Credit losses are charged to the allowance for credit losses when a determination is made that collection is unlikely to occur. Recoveries are credited to the allowance at the time of recovery.
         It is the Company's policy to discontinue the accrual of interest income and classify a loan as non-accrual when principal or interest is past due 90 days or more and the loan is not well secured and in the process of collection, or when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. The Company will generally charge-off loans after 120 days of delinquency unless adequately collateralized and in the process of collection. A loan is considered in the process of collection if, based on a probable specific event, management believes that the loan will be repaid or brought current within a reasonable period of time. Loans will not be returned to accrual status until the loan has been brought current and future payments of principal and interest appear certain. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments received are applied to the outstanding principal balance until the status of the loan has changed.
         Prior to the beginning of each year, and quarterly during the year, management estimates whether the allowance for credit losses is adequate to absorb losses that are inherent in the existing portfolio. Based on these estimates, an amount is charged to the provision for credit losses to adjust the allowance to a level determined to be adequate to absorb these inherent losses.
         Management's judgment as to the level of future losses on existing loans involves management's internal review of the loan portfolio, including an analysis of the borrowers' current financial position, the consideration of current and anticipated economic conditions and their potential effects on specific borrowers; an evaluation of the existing relationships among loans, potential credit losses, and the present level of the loan loss allowance; and in certain circumstances, results of examinations by independent consultants. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans and other real estate owned. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.
         The Company measures impaired loans at the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is considered impaired when, based on current information and events, the Company determines that it is probable that it will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Restructured loans are impaired loans in the year of restructuring and thereafter, such loans are subject to management's evaluation of impairment based on the restructured terms. The Company's charge-off policy for impaired loans is consistent with its policy for all loan charge-offs. Impaired loans are charged-off when all or a portion thereof is considered uncollectible or transferred to foreclosed properties. Consistent with the Company's method for nonaccrual loans, interest receipts on impaired loans are applied to principal.

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1998 and 1997

-------------------------------------------------------------- ----------------

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Leasehold Improvements, Furniture, and Equipment

Leasehold improvements, furniture, and equipment are stated at cost, less accumulated depreciation and amortization. Amortization of leasehold improvements is computed using the straight-line method over the estimated useful lives of the improvements or the lease term, whichever is shorter. Depreciation of furniture and equipment is computed using the straight-line method over their estimated useful lives, ranging from 3 to 10 years. During 1998, the Company made certain changes in accounting estimates regarding the estimated useful lives of furniture and equipment which had the effect of reducing depreciation expense in 1998 by $99,000 ($61,000 after tax, $0.03 per diluted common share).

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

Income per Common Share

In March 1997, SFAS No. 128, "Earnings Per Common Share" was issued. SFAS No. 128 requires income per share to be presented under two computations: basic and diluted income per share. Basic income per share is calculated by dividing net income (after deduction of preferred dividends), by the weighted average common shares outstanding. Diluted income per share is calculated by dividing net income (after deduction of preferred dividends), by the addition of weighted average common shares and potential common stock. SFAS No. 128 was implemented on December 31, 1997, with 1996 per share computations restated to reflect the new pronouncement. Total weighted average shares outstanding at December 31, 1998, 1997 and 1996 were 2,388,015, 1,551,307 and 1,244,390, respectively.

         On March 19, 1996, the Company declared a 7 percent stock dividend to common stock shareholders of record as of March 31, 1996, resulting in the issuance of 73,047 shares. On April 22, 1997, the Company declared a 5 percent stock dividend to common stock shareholders of record as of May 7, 1997, resulting in the issuance of 57,793 shares. On May 19, 1998, the Company declared a 5 percent stock dividend to common stock shareholders of record as of May 29, 1998, resulting in the issuance of 112,665 shares. Weighted average shares outstanding and all income per common share amounts have been restated for the effect of the stock dividends.

New Financial Accounting Standards

Effective January 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 requires that certain financial activity normally disclosed in stockholders' equity be reported in the statement of operations as an adjustment to net income in computing comprehensive income. In addition, SFAS No. 130 requires restatement of all prior periods presented. Items generally applicable to the Company include unrealized gains and losses on investment securities available for sale. Comprehensive income components are to be reported in a separate caption in the consolidated statements of stockholders' equity. The Company did not experience any financial impact from the implementation of SFAS No. 130.
                                      -36-

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1998 and 1997

-------------------------------------------------------------- ----------------

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

New Financial Accounting Standards, Continued

The reclassification entries for the three years ended December 31, 1998, 1997, and 1996 are as follows:

                                                                             1998          1997         1996
                                                                         ------------- ------------- ------------

Net unrealized holding gains during the year, net of income taxes
   of $20,220, $17,422, and $15,402, respectively                            $ 36,303      $ 25,071     $ 22,164

Less: reclassification adjustment for gains included in net income,
   net of income taxes of $5,536                                              (9,034)             0            0
                                                                         ------------- ------------- ------------
Net unrealized gains on investment securities,  net of income taxes          $ 27,269      $ 25,071     $ 22,164
                                                                         ------------- ------------- ------------



         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. In certain circumstances a derivative may be specifically designated as a hedge of the exposure to changes in the fair values of a recognized asset or liability or an unrecognized firm commitment, the exposure to variable cash flows of a forecasted transaction, or the exposure to fluctuations in foreign currency. SFAS No. 133 will be effective for all periods beginning after June 15, 1999. Earlier application is permitted, but the statement shall not be applied retroactively to financial statements of prior periods. The Company does not anticipate any material impact from the implementation of SFAS No.
133.


Stock Options

The Company accounts for its stock option plans under the provisions of APB Opinion No. 25 and related interpretations. Accordingly, no compensation expense has been recognized for the plans under SFAS No. 123, "Accounting for Stock-Based Compensation," and the proforma impact to compensation expense is detailed in Note 9--"Benefit and Incentive Plans."

Reclassifications

Certain amounts have been reclassified to conform to the presentation for 1998.

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1998 and 1997

-------------------------------------------------------------- ----------------

(2)      INVESTMENT SECURITIES

Investment securities available-for-sale, and their contractual maturities, at December 31, 1998 and 1997 are summarized as follows:

                                                                                    1998
                                                 ----------------------------------------------------------------------------
                                                                          Gross              Gross
                                                     Amortized         unrealized          unrealized
                                                       cost               gains              losses           Fair value
------------------------------------------------ ------------------ ------------------ ------------------- ------------------

Obligations of U.S. Treasury and
    government agencies:
         Within one year                         $               -  $               -        $          -  $               -
         After one, but within five years                1,999,133             14,460                   -          2,013,593
         After five, but within ten years                1,461,012             10,502                   -          1,471,514
         After ten years                                   581,371                  -               6,180            575,191
------------------------------------------------ ------------------ ------------------ ------------------- ------------------
Total                                                    4,041,516             24,962               6,180          4,060,298
Collateralized mortgage obligations:
         After five, but within ten years                  394,691                  -               5,160            389,532
         After ten years                                   432,929                  -               3,714            429,215
Federal Reserve Bank stock                                 236,350                  -                   -            236,350
Federal Home Loan Bank stock                               821,800                  -                   -            821,800
Other                                                      874,162                  -                   -            874,162
------------------------------------------------ ------------------ ------------------ ------------------- ------------------
Total investment securities available-for-sale         $ 6,801,448           $ 24,962            $ 15,054        $ 6,811,356
------------------------------------------------ ------------------ ------------------ ------------------- ------------------


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

         Investment securities totaling $3,619,322 and $3,212,794 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and customer repurchase accounts. During 1998, there was a net decrease of $10.2 million in investment securities from maturities, principal payments and sales in order to fund a portion of the growth in the loan portfolio; investment securities available for sale with an amortized cost of $6,617,084 were sold for gross proceeds of $6,631,654 resulting in gains of $14,570. No investment securities were sold during 1997 or 1996.

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1998 and 1997

-------------------------------------------------------------- ----------------

(2)      INVESTMENT SECURITIES, CONTINUED

Investment securities held-to-maturity at December 31, 1998 and 1997 are summarized as follows:

                                                                                         1998
                                                      ----------------------------------------------------------------------------
                                                                               Gross              Gross
                                                          Amortized         unrealized          unrealized
                                                            cost               gains              losses           Fair value
----------------------------------------------------- ------------------ ------------------ ------------------- ------------------

Obligations of U.S. Treasury, municipals, and
    government agencies:
         Within one year                               $              -       $          -          $        -   $              -
         After one year, but within five years                        -                  -                   -                  -
         After ten years                                      2,163,449              9,508               1,799          2,171,158
----------------------------------------------------- ------------------ ------------------ ------------------- ------------------
Total                                                         2,163,449              9,508               1,799          2,171,158
Other securities:
         After one year, but within five years                  278,088                434                   -            278,522
         After ten years                                              -                  -                   -                  -
----------------------------------------------------- ------------------ ------------------ ------------------- ------------------
Total investment securities held-to-maturity                $ 2,441,537          $   9,942             $ 1,799        $ 2,449,680
----------------------------------------------------- ------------------ ------------------ ------------------- ------------------


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

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1998 and 1997

-------------------------------------------------------------- ----------------

(3)      LOANS RECEIVABLE

The loan portfolio consists of the following:

                                                                  December 31,
                                                      -------------------------------------
                                                            1998               1997
                                                      ------------------ ------------------

Commercial                                               $  28,905,741        $24,132,290

Real estate - residential                                   29,563,080         29,360,709

Real estate - commercial                                    35,820,890         17,999,360

Real estate - construction                                   1,205,397          1,458,520

Consumer                                                    12,517,045         13,535,702

Home equity                                                  7,184,985          7,808,051
                                                      ------------------ ------------------
                                                           115,197,138         94,294,632
Unearned income and deferred costs                              34,160           (123,182)
                                                      ------------------ ------------------
                                                           115,231,298         94,171,450
Allowance for credit losses                                 (1,128,147)          (887,046)
                                                      ------------------ ------------------
Loans, net                                               $ 114,103,151        $93,284,404
                                                      ------------------ ------------------


         Loans on which the accrual of interest has been discontinued amounted to approximately $1,163,000, $624,000, and $272,000, at December 31, 1998, 1997,
and 1996, respectively. Interest lost on these nonaccrual loans was approximately $100,000, $26,000, and $17,000, for 1998, 1997, and 1996,
respectively. The Company did not receive any interest paid on these nonaccrual loans in 1997 and received approximately $21,000 and $20,000 for 1998 and 1996, respectively.

         Analysis of the activity in the allowance for credit losses is as follows:

                                                                      Year Ended December 31,
                                                      ---------------------------------------------------------
                                                            1998               1997                1996
                                                      ------------------ ------------------ -------------------

Balance, beginning of year                                 $   887,046          $ 825,876           $ 740,000

Provision for credit losses                                    620,000            336,200             160,000

Loans charged off                                             (486,916)          (451,593)           (256,245)
Recoveries                                                     108,017            176,563             182,121
                                                      ------------------ ------------------ -------------------
Net charge-offs                                               (378,899)          (275,030)            (74,124)
                                                      ------------------ ------------------ -------------------

Balance, end of year                                        $1,128,147          $ 887,046           $ 825,876
                                                      ------------------ ------------------ -------------------

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1998 and 1997

-------------------------------------------------------------- ----------------

(3)      LOANS RECEIVABLE, CONTINUED

         The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and financial guarantees. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
         Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party. The majority of these guarantees extend until satisfactory completion of the customer's contractual obligations. All standby letters of credit outstanding at December 31, 1998, are collateralized.
         Those instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Credit risk is defined as the possibility of sustaining a loss because the other parties to a financial instrument failed to perform in accordance with the terms of the contract. The Company's maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amounts of those instruments.

                                                                 Contractual or
                                                                 notional amount
                                                                      as of
                                                                  December 31,
                                                      -------------------------------------
                                                            1998               1997
                                                      ------------------ ------------------

Financial instruments whose contract amounts
 represent potential credit risk:
         Commitments to extend credit                       $27,246,000        $25,261,000
         Standby letters of credit                            2,251,000          1,777,000

         At December 31, 1998, the Company did not have any financial instruments whose notional or contractual amounts exceed the amount of credit risk. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Company evaluates each customer's creditworthiness on a case-by-case basis and requires collateral to support financial instruments when deemed necessary. The amount of collateral obtained upon extension of credit is based on management's evaluation of the counterparty. Collateral held varies but may include deposits held by the Company; marketable securities; accounts receivable; inventory; property, plant and equipment; and income-producing commercial properties.

         Most of the Company's business activity is with customers located in the District of Columbia, Maryland, and Northern Virginia. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in conditions in these markets. Industry concentrations in excess of 10 percent of total loans where the borrowers as a group might be affected similarly by economic changes consist of loans to members of the legal profession and the health care profession. Century Bank offers lines of credit, home equity lines, and mortgage loans to these groups. The aggregate total of loans to such groups was approximately $19.8 million and $11.6 million, respectively, as of December 31, 1998. The aggregate total of loans to such groups was approximately $17.8 million and $11.5 million, respectively, as of December 31, 1997. The amount of such loans which are past due or considered by management to be potential problem loans is not material.

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1998 and 1997

-------------------------------------------------------------- ----------------

(4)   RELATED PARTIES

An analysis of the activity of loans to directors, officers, and their affiliates during the years ended December 31, 1998 and 1997, is as follows:


                                                             Year Ended December 31,
                                                                1998            1997
                                                      ------------------ ------------------
Balance, beginning of year                                 $ 3,510,534        $ 2,661,708

Additions                                                    1,664,714            939,478
Payments                                                    (1,784,994)           (90,652)
                                                      ------------------ ------------------

Balance, end of year                                       $ 3,390,254        $ 3,510,534
                                                      ------------------ ------------------

         In the opinion of management, all transactions entered into between the Company and such related parties have been and are in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons. Unfunded commitments to related parties totaled approximately $539,000 and $282,000 at December 31, 1998 and 1997, respectively.

         Also, included in professional fees are legal fees paid to law firms whose partners are directors of the Company or the Bank, totaling $270,041, $282,536, and $139,611 for the years ended December 31, 1998, 1997, and 1996, respectively.



(5)      LEASEHOLD IMPROVEMENTS, FURNITURE, AND EQUIPMENT

Leasehold improvements, furniture, and equipment consist of the following:

                                                                  December 31,
                                                               1998               1997
                                                      ------------------ ------------------

Leasehold improvements                                    $  1,485,970       $  1,459,696
Furniture and equipment                                      2,937,583          2,828,881
                                                      ------------------ ------------------
                                                             4,423,553          4,288,577
Less accumulated depreciation and amortization              (3,051,183)        (2,579,590)
                                                      ------------------ ------------------

Balance, end of year                                      $  1,372,370       $  1,708,987
                                                      ------------------ ------------------

         Depreciation and amortization expense for leasehold improvements, furniture, and equipment was $471,592, $502,556, and $407,175 for 1998, 1997,
and 1996, respectively.

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1998 and 1997

-------------------------------------------------------------- ----------------

(6)      DEPOSITS

Major classifications of deposits consist of the following:

                                                                   December 31,
                                                               1998               1997
                                                      ------------------ ------------------

Noninterest-bearing - demand deposits                     $  31,676,194      $  26,225,119

Interest-bearing:
    NOW accounts                                             19,345,373         18,505,617
    Savings accounts                                         19,649,757         16,357,774
    Money market accounts                                    17,995,450         24,999,539
    Certificates of deposit--less than $100,000              20,202,277         27,065,335
    Certificates of deposit--$100,000 and over               17,342,225         16,451,648
                                                      ------------------ ------------------
Total interest-bearing                                       94,535,082        103,379,913
                                                      ------------------ ------------------

Total deposits                                            $ 126,211,276      $ 129,605,032
                                                      ------------------ ------------------

         Certificates of deposit of $31,275,068 have remaining maturities of one year or less as of December 31, 1998. Certificates of deposit with a remaining term of more than one year as of December 31, 1998, are as follows:

    Year Ending December 31,
----------------------------------

2000                                            $ 2,900,290
2001                                                862,246
2002                                              1,035,329
2003                                              1,435,705
2004                                                 35,864
Thereafter                                                -
                                      ----------------------

Total                                           $ 6,269,434
                                      ----------------------

         In October 1997, Century Bank acquired deposit accounts totaling approximately $28.0 million. This acquisition included a premium of $1.5 million to be amortized over an estimated life of ten years on a straight-line basis. Also, in September 1994, Century Bank acquired deposit accounts of approximately $9.1 million, for which it paid a premium of $366 thousand. Total amortization expense for such deposit premiums was $190 thousand in 1998, $68 thousand in 1997, and $48 thousand in 1996.

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1998 and 1997

-------------------------------------------------------------- ----------------

(7)   OTHER BORROWINGS

Other borrowings  consist of advances from the Federal Home Loan Bank of Atlanta
(FHLB), deposits received in the Bank's U.S. Treasury Tax and Loan Account, and securities sold under repurchase agreements. Balances outstanding are shown below:

                                                                      Year Ended December 31,
                                                      ---------------------------------------------------------
                                                            1998               1997                1996
                                                      ------------------ ------------------ -------------------

Federal Home Loan Bank:
    Ending balance                                         $ 6,512,501        $ 7,422,619         $ 7,750,000
    Daily average balance for the period                     6,911,185          7,397,407           4,559,202
    Maximum outstanding balance at a month-end               7,221,812          7,675,000           7,800,000
    Daily average interest rate for the period                    6.81%              6.75%               5.99%
    Average interest rate on period end balance                   6.74               6.73                6.73

Treasury Tax and Loan Account
    Ending balance                                          $  589,411         $  776,224          $  715,877
    Daily average balance for the period                       360,645            370,944             392,740
    Maximum outstanding balance at a month-end               2,101,044            776,224             829,352
    Daily average interest rate for the period                    4.79%              4.61%               4.64%
    Average interest rate on period end balance                   4.45               5.27                5.16

Securities sold under repurchase agreements
    Ending balance                                         $ 1,359,329
    Daily average balance for the period                       264,329
    Maximum outstanding balance at a month-end               1,359,329
    Daily average interest rate for the period                    4.72%
    Average interest rate on period end balance                   4.72

         The current balance of FHLB advances with original maturities in excess of one year are summarized as follows:

                                                                    December 31,
                                                      -------------------------------------
                                                            1998               1997
                                                      ------------------ ------------------

6.60% fixed rate, due 1999                                 $    300,000       $    300,000
6.85% fixed rate, due 2001                                      300,000            300,000
6.57% fixed rate, due 2001                                    1,200,000          1,600,000
6.66% fixed rate, due 2002                                    1,600,000          2,000,000
6.30% fixed rate, due 2006                                      800,000            800,000
7.34% fixed rate, due 2006                                    1,000,000          1,000,000
6.94% fixed rate, due 2006                                      750,000            850,000
6.65% fixed rate, due 2017                                      563,000            573,000
                                                      ------------------ ------------------

                                                            $ 6,513,000        $ 7,423,000
                                                      ------------------ ------------------

         The Bank has been advised by the FHLB that it has a total credit availability of $16.1 million. The FHLB credit availability does not represent a firm commitment by the FHLB. Rather, it is the FHLB's assessment of what the Bank could borrow given the Bank's current financial condition. The credit availability is subject to change at any time based upon the Bank's financial condition and that of the FHLB, as well as changes in FHLB policies or Congressional mandates. At December 31, 1998, the balance of advances payable to the FHLB was $6.5 million and the credit available from the FHLB was $9.6 million.

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1998 and 1997

-------------------------------------------------------------- ----------------

(7)      OTHER BORROWINGS, CONTINUED

         In connection with its borrowings from the FHLB, the Bank is required to own FHLB stock. At December 31, 1998, the Bank's investment in FHLB stock had a par and carrying value of $821,800 and was automatically pledged against FHLB advances. Advances from the FHLB are secured by a blanket floating lien on the Bank's residential, one-to-four family first mortgage loans.

(8)      STOCKHOLDERS' EQUITY

         Common Stock

The Company is authorized to issue 5 million shares of Common Stock, par value $1.00. At December 31, 1998, the Company had 2,574,219 shares outstanding.
         In September 1997, the Company issued 977,500 shares of Common Stock, at a price of $7.25 per share. The net proceeds from the sale of Common Stock totaled approximately $6.3 million.
         In November 1995, the Company issued 173,912 Units pursuant to an Offering made in September 1995, to existing holders of the Company's Common and Preferred Stock (see below). Each Unit consisted of one share of Common Stock and one Warrant. The offering price was $5.75 per Unit. Of the 173,912 Units issued, 35,814 Units were exchanged for 27,449 shares of the Company' Series A Cumulative Convertible Preferred Stock. The remaining 138,098 Units were sold for cash, with net proceeds totaling $711,187.
         Each Warrant entitled the holder thereof to purchase one share of Common Stock at a price of $5.75 per share, subject to adjustment. As a result of stock dividends declared in 1998, 1997 and 1996, the terms of the Warrants were adjusted to the effect that each Warrant entitled the holder to purchase
1.179675 shares of Common Stock at an adjusted price of $4.874 per share at any time through November 16, 1998. Prior to the November 16, 1998 expiration date, the exercise of warrants during 1998 generated additional proceeds of $934,334 from the issuance of shares of common stock.

         Income Per Common Share

In accordance with SFAS No. 128, the calculation of basic income per common share and diluted income per common share is detailed below:

                                                                      Years Ended December 31,
                                                         ----------------------------------------------------
                                                               1998             1997              1996
                                                         ----------------- ---------------- -----------------

Basic Income Per Share:
Net income                                                      $ 636,884        $ 336,158         $ 278,579

Weighted average common shares outstanding                      2,388,015        1,551,307         1,244,390
                                                         ----------------- ---------------- -----------------

Basic income per share                                              $0.27            $0.22             $0.22

Diluted Income Per Share:

Net income                                                      $ 636,884        $ 336,158         $ 278,579

Weighted average common shares outstanding                      2,388,015        1,551,307         1,244,390
Dilutive effect of warrants and stock options                      50,609          129,131            74,869
                                                         ----------------- ---------------- -----------------
Diluted weighted average
  common shares outstanding                                     2,438,624        1,680,438         1,319,259
                                                         ----------------- ---------------- -----------------

Diluted income per share                                            $0.26            $0.20             $0.21


CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1998 and 1997

-------------------------------------------------------------- ----------------
(9)      BENEFIT AND INCENTIVE PLANS

         Deferred Compensation Plan

The Company has a deferred compensation plan for its board of directors and Century Bank's board of directors, with certain limitations. Each director may elect to enter into an agreement in lieu of receiving director's fees in cash. The agreements generally provide for the purchase of life insurance for each participating director and the payment of a retirement benefit for 15 years after retirement, with certain death provisions. The retirement benefit granted under the agreement vests pursuant to a schedule, with 20% of the benefit vesting each year over a five-year period. As of December 31, 1998, the net present value of the deferred compensation liability for all directors totaled approximately $674,000, compared with $544,000 for 1997. Expenses related to the deferred compensation program totaled $108,000 for 1998, $84,000 for 1997, and $112,000 for 1996.

         Stock Option Plans

Pursuant to the Century Bancshares, Inc. 1994 Stock Option Plan ("1994 Plan") the Company reserved 350,000 shares of its common stock for the issuance of incentive stock options and nonqualified stock options to directors and key employees. As of December 31, 1998, after adjusting for stock dividends and stock option activity, there are 329,317 shares of stock reserved for issuance pursuant to the 1994 Plan, of which 202,546 shares are reserved for outstanding options and 126,771 shares are reserved for future option grants. These options are granted for terms of 7 to 10 years, with directors having immediate vesting and employees vesting 25 percent (of the original grant) after each six, eighteen, thirty and forty-two month periods of continued service.
         In addition, there remain outstanding certain options granted to directors and key employees under two prior option plans ("Prior Plans") which expired in 1992 and 1993. As of December 31, 1998, after adjusting for stock dividends and stock option activity, there are 12,364 shares of stock reserved for issuance pursuant to options granted under the Prior Plans, which options are still valid and were not affected by the Plans' expiration. As of December 31, 1998, all options granted under the Prior Plans are fully exercisable.
         In connection with the 5 percent stock dividend effective July 31, 1993, March 31, 1994, March 31, 1995, May 7, 1997, and June 29, 1998, in
addition to the 7 percent stock dividend effective March 31, 1996, the number of shares subject to any outstanding options, the exercise price per share, and the number of shares reserved for the issuance of future options have been appropriately and equitably adjusted, pursuant to the stock option plans, so as to maintain the proportionate number of shares without changing the aggregate option price. In the tables below, the shares and prices per share have been adjusted to reflect the stock dividends.

         Stock option transactions for the years ended December 31, 1998, 1997, and 1996, are summarized as follows:

                                               1998                            1997                            1996
                                    ---------------------------     ---------------------------     ---------------------------
                                                    Weighted                        Weighted                        Weighted
                                                    average                         average                         average
                                                    exercise                        exercise                        exercise
Fixed options                          Shares        price             Shares        price             Shares        price
----------------------------------- ------------- -------------     ------------- -------------     ------------- -------------

Outstanding at beginning of year        183,898          $4.45          162,352          $3.64          166,285          $3.15
Granted                                  99,900           8.21           45,462           6.95           33,985           6.00
Exercised                               (60,831)          3.43          (17,699)          2.45          (26,934)          3.16
Forfeited                                (8,056)          9.49           (6,217)          6.30          (10,984)          5.18
----------------------------------- ------------- ------------- --- ------------- ------------- --- ------------- -------------
Outstanding at end of year              214,911          $6.34          183,898          $4.45          162,352          $3.64
----------------------------------- ------------- ------------- --- ------------- ------------- --- ------------- -------------

Options exercisable at year-end         134,865          $5.78          154,876          $4.40          141,582          $3.68
Weighted average fair value of
    options granted                       $4.28                           $3.07                           $2.09


CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1998 and 1997

-------------------------------------------------------------- ----------------

(9)      BENEFIT AND INCENTIVE PLANS, CONTINUED

         Stock Option Plans, Continued

         The  following  table  summarizes   information   about  stock  options
outstanding at December 31, 1998:

                                                      Options outstanding         Options exercisable
                                                   --------------------------- ---------------------------
                                                     Weighted
                                                     average       Weighted                    Weighted
                                       Number       remaining      average                     average
                                     of options    contractual     exercise       Number       exercise
Range of exercise prices             outstanding     (years)        price      exercisable      price
----------------------------------- -------------- ------------- ------------- ------------- -------------

$1.46 to $2.00                              2,821      0.4            $  1.66         2,821       $  1.66
$2.01 to $3.00                             11,370      0.8               2.36        11,370          2.36
$3.01 to $4.00                             23,403      2.1               3.76        23,403          3.76
$4.01 to $5.00                             20,414      3.1               4.87        20,414          4.87
$5.01 to $6.00                             23,073      6.9               5.44        21,027          5.44
$6.01 to $7.00                             82,830      9.1               6.51        28,321          6.55
$7.01 to $8.00                              4,750      9.9               7.37             -             -
$8.01 to $9.00                                  -       -                   -             -             -
$9.01 to $10.00                            30,500      9.0               9.30        22,000          9.31
$10.01 to $10.36                           15,750      9.2              10.13         5,509         10.13
----------------------------------- -------------- ------------- ------------- ------------- -------------
$1.46 to $10.36                           214,911      7.0            $  6.34       134,865       $  5.78
----------------------------------- -------------- ------------- ------------- ------------- -------------

         The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively: no dividends for any year, expected volatility of 28 percent for 1998, 29 percent for 1997, and 20 percent for 1996, risk free interest rates of 5.4 percent for 1998, 5.8 percent for 1997, and 6.3 percent for 1996, along with expected lives of 7 years for 1998, 1997 and 1996.
         As the Company continues to apply APB Opinion No. 25 in accounting for its stock options, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                            1998               1997                1996
                                                      ------------------ ------------------ -------------------

Net income, as reported                                        $636,884           $336,158            $278,579
Net income, pro forma                                           519,502            298,320             244,585
Diluted earnings per share, as reported                             .26                .21                 .22
Diluted earnings per share, pro forma                               .21                .19                 .19

         Pro forma net income reflects only options granted in 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options vesting period and compensation costs for options granted prior to January 1, 1995 are not considered.


         Employee Benefit Plan

The Company maintains a 401(k) plan which covers substantially all employees. Participants may contribute up to 6 percent of their compensation. The Company matches 50 percent of participant contributions to the Plan. This matching contribution totaled approximately $38,000 for 1998, $17,000 for 1997 and $21,000 for 1996.

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1998 and 1997

-------------------------------------------------------------- ----------------

(10)     INCOME TAXES

The provision for taxes on income for the years ended December 31, 1998, 1997, and 1996, consisted of the following:

                                                            1998               1997                1996
                                                      ------------------ ------------------ -------------------

Current federal income tax                                    $328,429           $304,721            $289,329
Current state income tax                                           747             90,251              73,503
                                                      ------------------ ------------------ -------------------
    Total current income tax                                   329,176            394,972             362,832

Deferred Federal income tax expense (benefit)                  (15,915)          (117,497)            (68,715)
Deferred state income tax expense (benefit)                     41,630            (43,873)            (19,418)
                                                      ------------------ ------------------ -------------------
    Total deferred income tax expense (benefit)                 25,715           (161,370)            (88,133)
                                                      ------------------ ------------------ -------------------
Total income tax                                              $354,891           $233,602            $274,699
                                                      ------------------ ------------------ -------------------

         The difference between the statutory federal income tax rates and the effective income tax rates for 1998, 1997, and 1996, are as follows:

                                                            1998               1997                1996
----------------------------------------------------- ------------------ ------------------ -------------------

Statutory federal income tax rate                                34.0 %             34.0 %               34.0%
State income taxes, net of federal benefit                        2.8                5.4                  6.4
Nondeductible expenses                                            1.1                2.6                  8.1
Other                                                            (2.1)              (1.0)                 1.1
----------------------------------------------------- ------------------ ------------------ -------------------
Effective income tax rate                                        35.8 %             41.0 %               49.6%
----------------------------------------------------- ------------------ ------------------ -------------------


         The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997:

                                                                             1998              1997
                                                                        ---------------- -----------------

Assets:
Fixed assets                                                                  $ 102,797          $ 84,289
Bad debts                                                                       218,021           318,827
Deferred rent expense                                                            28,741            44,703
Deferred loan fees                                                               37,460            49,987
Vacation pay accrual                                                             22,800            20,479
Directors' deferred compensation                                                256,284           220,749
Intangibles                                                                      44,847            22,254
                                                                        ---------------- -----------------
Deferred tax assets                                                             710,950           761,288
Liabilities:
Federal Home Loan Bank stock dividends                                         (11,484)          (11,484)
Unrealized (gains) losses on investments designated as
    available-for-sale recognized for tax purposes                              (3,468)           11,217
Other                                                                          (12,885)          (56,444)
                                                                        ---------------- -----------------
Deferred tax liabilities                                                       (27,837)          (56,711)
                                                                        ---------------- -----------------
Net deferred tax asset                                                        $ 683,113         $ 704,577
                                                                        ---------------- -----------------


         Net deferred tax assets of $683,113 and $704,577 at December 31, 1998 and 1997, respectively, are included in other assets. The Company has not established a valuation allowance for deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not some portion or all of the deferred tax assets will not be realized. Based on the level of historical taxable income during the carryback period and the reversal of certain deferred tax liabilities, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1998 and 1997

-------------------------------------------------------------- ----------------

(11)     RESERVE BALANCES, FUNDS RESTRICTION, COMMITMENTS AND CONTINGENCIES

         Reserve Balances

Under Federal Reserve Board regulations, banks are required to maintain cash reserves against certain categories of deposit liabilities. Cash balances qualified to meet these reserve requirements consist of vault cash and balances on deposit with the Federal Reserve Bank. Such restricted cash balances are included in "Cash and due from banks" in the consolidated statements of financial condition and amount to approximately $1.0 million at year-end 1998 and 1997.

         Funds Restrictions

Dividends paid to the Company by Century Bank are subject to restrictions by regulatory agencies. As of December 31, 1998, approximately $1.3 million was available to be paid to the Company in dividends from Century Bank, pursuant to such regulatory restrictions. As described in Note 12--Capital and Liquidity, regulatory agencies have established laws and guidelines with respect to the maintenance of appropriate levels of bank capital that could further limit the amount available for payment of dividends by Century Bank under regulatory restrictions if applied in the future.


         Commitments and Contingencies

The Company leases its banking facilities under operating leases providing for payment of fixed rentals and providing for pass-through of certain landlord expenses, with options to renew. Rental expense was approximately $548,000, $399,000, and $327,000, for the years ended December 31, 1998, 1997, and 1996, respectively. Total future minimum rental payments at December 31, 1998, are as follows:

      Year Ending December 31,
--------------------------------------

1999                                        $  564,000
2000                                           581,000
2001                                           591,000
2002                                           403,000
2003                                           199,000
Thereafter                                     266,000
                                       ----------------
Total                                       $2,604,000
                                       ----------------

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1998 and 1997

-------------------------------------------------------------- ----------------

(12)     CAPITAL AND LIQUIDITY

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires regulators to classify insured depository institutions into one of five tiers based upon their relative capital strengths and to increase progressively the degree of regulation over the weaker ones, limits the pass-through deposit insurance treatment of certain types of accounts, adopts a "Truth in Savings" program, calls for the adoption of risk-based premiums on deposit insurance, and requires banks to observe insider credit underwriting procedures no less strict than those applied to comparable non-insider transactions.
         The Financial Institutions Reform, Recovery and Enforcement Act (FIRREA) of 1989 requires depository institutions to maintain minimum capital levels. In addition to its capital requirements, FIRREA includes provisions for changes in the federal regulatory structure for institutions, including a new deposit insurance system, increased deposit insurance premiums, and restricted investment activities with respect to noninvestment grade corporate debt and certain other investments.
         Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments  by the  regulators  about  components,  risk  weightings,  and  other factors.
         Quantitative measures established by regulation to ensure capital adequacy require the Company and Century Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.
         As of December 31, 1998, the most recent notification from the OCC categorized Century Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Century Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's category.
         The following tables present the actual and required capital information for the Company and Century Bank:

                                                                                                      To be well
                                                                                                   capitalized under
                                                                             For capital           prompt corrective
                                                      Actual              adequacy purposes        action provisions
                                             ------------------------- ------------------------ ------------------------
                                               Amount        Ratio       Amount       Ratio       Amount       Ratio
-------------------------------------------- ------------ ------------ ------------ ----------- ------------ -----------

As of December 31, 1998
Total Capital (to Risk Weighted Assets):
    Century Bancshares, Inc.                 $14,892,149       12.56%   $9,489,120       8.00%          n/a         n/a
    Century National Bank                     12,906,593       10.93%    9,449,360       8.00%  $11,811,700      10.00%
Tier 1 Capital (to Risk Weighted Assets):
    Century Bancshares, Inc.                  13,764,002       11,60%    4,744,560       4.00%          n/a         n/a
    Century National Bank                     11,778,446        9.97%    4,724,680       4.00%    7,087,020       6.00%
Tier 1 Capital (to Average Assets):
    Century Bancshares, Inc.                  13,764,002        9.46%    5,818,840       4.00%          n/a         n/a
    Century National Bank                     11,778,446        8.17%    5,769,440       4.00%    7,211,800       5.00%



CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1998 and 1997

-------------------------------------------------------------- ----------------

(12)     CAPITAL AND LIQUIDITY, CONTINUED

                                                                                                     To be well
                                                                                                 capitalized under
                                                                            For capital          prompt corrective
                                                      Actual             adequacy purposes       action provisions
                                             ------------------------- ----------------------- -----------------------
                                               Amount        Ratio       Amount      Ratio       Amount      Ratio
-------------------------------------------- ------------ ------------ ----------- ----------- ----------- -----------

As of December 31, 1997
Total Capital (to Risk Weighted Assets):
    Century Bancshares, Inc.                 $12,686,803       13.19%  $7,693,644       8.00%         n/a         n/a
    Century National Bank                      9,861,672       10.26%   7,686,055       8.00%  $9,607,569      10.00%
Tier 1 Capital (to Risk Weighted Assets):
    Century Bancshares, Inc.                  11,799,757       12.27%   3,846,822       4.00%         n/a         n/a
    Century National Bank                      8,974,716        9.34%   3,843,028       4.00%   5,764,541       6.00%
Tier 1 Capital (to Average Assets):
    Century Bancshares, Inc.                  11,799,757        8.83%   5,346,792       4.00%         n/a         n/a
    Century National Bank                      8,974,716        6.44%    5,572560       4.00%   6,965,700       5.00%


CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1998 and 1997

-------------------------------------------------------------- ----------------

(13)     PARENT COMPANY-ONLY FINANCIAL STATEMENTS

     The Century Bancshares, Inc. (parent company-only) condensed financial statements are as follows:



                        Statements of Financial Condition
                           December 31, 1998 and 1997


                                                                                      1998                 1997
                                                                              --------------------- --------------------

Assets
Cash and cash equivalents                                                             $ 1,958,401          $ 3,041,413
Investment in Century Bank                                                             13,331,118           10,710,484
Other assets                                                                               91,462               91,462
                                                                              --------------------- --------------------
    Total Assets                                                                      $15,380,981          $13,843,359
                                                                              --------------------- --------------------

Liabilities and Stockholders' Equity
Liabilities:
Other liabilities                                                                     $    64,307          $   307,833
                                                                              --------------------- --------------------
    Total Liabilities                                                                      64,307              307,833
Stockholders' Equity:
Common stock                                                                            2,574,219            2,209,229
Additional paid-in capital                                                             12,343,631           10,695,480
Retained earnings                                                                         392,384              651,646
Accumulated other comprehensive income, net of tax effect                                   6,440              (20,829)
                                                                              --------------------- --------------------
    Total Stockholders' Equity                                                         15,316,674           13,535,526

                                                                              --------------------- --------------------
    Total Liabilities and Stockholders' Equity                                        $15,380,981          $13,843,359
                                                                              --------------------- --------------------



                            Statements of Operations
                  Years Ended December 31, 1998, 1997 and 1996


                                                                1998                  1997                 1996
                                                         -------------------- --------------------- --------------------

Income:
Interest income                                                     $ 96,846              $ 35,421           $       -
Other income                                                               -                     -               1,659
                                                         -------------------- --------------------- --------------------
    Total Income                                                      96,846                35,421               1,659

Expense:
Professional fees                                                          -                     -             111,754
Other expenses                                                        26,657                22,414              15,914
                                                         -------------------- --------------------- --------------------
    Total Expense                                                     26,657                22,414             127,668
                                                         -------------------- --------------------- --------------------
Net income (loss) before income tax benefit and
    equity in undistributed earnings of bank subsidiary               70,189                13,007            (126,009)
Income tax expense (benefit)                                          26,670                 5,333                   -
                                                         -------------------- --------------------- --------------------
Net income (loss) before equity in undistributed
    earnings of bank subsidiary                                       43,519                 7,674            (126,009)
Equity in undistributed earnings of Century Bank                     593,365               328,484             404,588
                                                         -------------------- --------------------- --------------------
Net income                                                          $636,884              $336,158           $ 278,579
                                                         -------------------- --------------------- --------------------

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1998 and 1997

-------------------------------------------------------------- ----------------

(13)     PARENT COMPANY-ONLY FINANCIAL STATEMENTS, CONTINUED

                            Statements of Cash Flows
                  Years ended December 31, 1998, 1997 and 1996


                                                                1998                  1997                 1996
                                                         -------------------- --------------------- --------------------


Cash flows from operating activities:
Net income                                                      $   636,884           $   336,158            $ 278,579
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Undistributed earnings of subsidiary                             (593,365)             (328,484)            (404,588)
  Decrease in other assets                                                -                21,203                    -
  Increase (decrease) in other liabilities                         (243,526)               59,159               14,083
                                                         -------------------- --------------------- --------------------
Net cash provided by (used in) operating activities                (200,007)               88,036             (111,926)

Cash flows from investing activities:
Capital contributions to subsidiary                              (2,000,000)           (3,500,000)                   -
                                                         -------------------- --------------------- --------------------
Net cash used in investing activities                            (2,000,000)           (3,500,000)                   -

Cash flows from financing activities:
Issuance of common stock                                          1,139,853             6,424,256               85,156
Preferred stock dividends paid                                            -                     -                 (878)
Other                                                               (22,858)                    -                    -
                                                         -------------------- --------------------- --------------------
Net cash provided by financing activities                         1,116,995             6,424,256               84,278

                                                         -------------------- --------------------- --------------------
Net increase (decrease) in cash and cash equivalents             (1,083,012)            3,012,292              (27,648)
Cash and cash equivalents, beginning of year                      3,041,413                29,121               56,769
                                                         -------------------- --------------------- --------------------
Cash and cash equivalents, end of year                          $ 1,958,401           $ 3,041,413            $  29,121
                                                         -------------------- --------------------- --------------------

Supplemental disclosures of cash flow information:
Interest paid                                                   $         -           $         -          $         -
Income taxes paid                                                         -                     -                    -


CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1998 and 1997

-------------------------------------------------------------- -----------------

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

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1998 and 1997

-------------------------------------------------------------- ----------------

(14)     FAIR VALUES OF FINANCIAL INSTRUMENTS, CONTINUED

The estimated fair values of the Company's financial instruments at December 31, 1998 and 1997 are as follows:

                                                             1998                               1997
                                               ---------------------------------- ----------------------------------
                                                  Carrying            Fair            Carrying           Fair
                                                    Value            Value             Value             Value
                                               ---------------- ----------------- ----------------- ----------------

Financial Assets:
Cash and due from banks                           $  8,950,733      $  8,950,733      $  7,069,139     $  7,069,139
Federal funds sold                                   4,285,000         4,285,000         5,000,000        5,000,000
Interest bearing deposits with other banks           9,847,315         9,847,315        22,223,037       22,223,037
Investment securities                                9,252,893         9,261,036        19,408,593       19,411,384
Loans, net of unearned income                      115,231,298       115,919,000        94,171,450       93,381,358

Financial Liabilities:
Noninterest-bearing deposits                      $ 31,676,194      $ 31,676,194      $ 26,225,119     $ 26,225,119
Interest-bearing deposits                           94,535,082        94,865,082       103,379,913      103,448,942
Other borrowings                                     8,461,241         8,864,000         8,198,843        8,318,962





(15)     ACQUISITIONS AND INTANGIBLES

On October 10, 1997, the Company completed the previously announced purchase and assumption of the deposits and certain other liabilities of the branch of Eastern American Bank, FSB ("Eastern American") located at 6832 Old Dominion Drive, McLean Virginia (the "McLean Branch"). As part of the transaction, the Company's wholly-owned subsidiary, Century National Bank assumed approximately $28.0 million in deposits at the McLean Branch, and also assumed the obligations under the related lease and acquired approximately $9.0 million in mortgage loans from Eastern American's portfolio, in addition to $0.2 million in equipment and other assets.
         The assumption of the deposits and other liabilities by the Bank was made pursuant to a Purchase and Assumption Agreement between the Bank and Eastern American dated July 24, 1997, as amended August 15, 1997 and October 10, 1997. In consideration of the assumption of the deposits and liabilities, Eastern American made a cash transfer to the Bank on the closing date of approximately $17.3 million, representing the total amount of the liabilities assumed, less the sum on the closing date of (i) the value of the vault cash at the McLean Branch, (ii) the net book value of the leasehold improvements and the personal property located at the McLean Branch, (iii) the amount of the security deposit related to the lease of the McLean Branch, (iv) the unpaid balance of the designated mortgage loans and certain overdraft protection loans, (v) certain proration items, and (vi) a deposit premium of approximately $1.5 million, equal to 5.6% of the balance of the deposits assumed as of the closing date, excluding deposits of affiliates of Eastern American and certain other types of deposits. The acquisition premium of $1.5 million is being amortized over the estimated 10 year life of the deposit account relationship on a straight-line basis. Total accumulated amortization at December 31, 1998 was approximately $185,000, as the amount of amortization expense was $153,000 in 1998 and $32,000 in 1997.

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1998 and 1997

-------------------------------------------------------------- ---------------

     (16) QUARTERLY FINANCIAL INFORMATION (Unaudited - in thousands, except per share data):

                                            Quarter ended     Quarter ended      Quarter ended       Quarter ended
                                            Dec. 31, 1998     Sep. 30, 1998      Jun. 30, 1998       Mar. 31, 1998
------------------------------------------- ----------------- ------------------ ------------------- -----------------

Net interest income                                 $  1,732           $  1,698            $  1,652          $  1,736
Provision for credit losses                               83                154                 190               193
Total other income                                       296                270                 287               251
Total other expense                                    1,679              1,574               1,486             1,570
Net income                                               165                170                 170               132
Earnings per share:
   Basic                                             $  0.07            $  0.07             $  0.07           $  0.06
   Diluted                                              0.07               0.07                0.06              0.06
Weighted average shares outstanding:
   Basic                                           2,493,187          2,376,276           2,356,151         2,324,723
   Diluted                                         2,527,650          2,511,146           2,526,646         2,519,490



                                            Quarter ended     Quarter ended      Quarter ended       Quarter ended
                                            Dec. 31, 1997     Sep. 30, 1997      Jun. 30, 1997       Mar. 31, 1997
------------------------------------------- ----------------- ------------------ ------------------- -----------------
Net interest income                                 $  1,554           $  1,401            $  1,273          $  1,216
Provision for credit losses                              220                 44                  51                21
Total other income                                       182                226                 241               272
Total other expense                                    1,602              1,396               1,271             1,191
Net income                                              (61)                109                 118               170
Earnings per share:
   Basic                                           $  (0.03)            $  0.08             $  0.09           $  0.13
   Diluted                                            (0.03)               0.07                0.08              0.12
Weighted average shares outstanding:
   Basic                                           2,316,264          1,334,082           1,275,562         1,270,243
   Diluted                                         2,470,614          1,501,391           1,435,064         1,381,363



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There was no reported disagreement on any matter of accounting principles or procedures of financial statement disclosure during 1998 with the Company's independent public accountants.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information regarding directors and executive officers of the Company contained under the captions "Election of Directors," Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's definitive Proxy Statement relating to the 1999 Annual Meeting of Stockholders, prepared pursuant to Regulation 14A of the Securities Exchange Act of 1934 and to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         The information concerning executive compensation contained under the captions "Compensation," and "Stock Performance Graph" contained in the
Company's definitive Proxy Statement relating to the 1999 Annual Meeting of Stockholders, prepared pursuant to Regulation 14A of the Securities Exchange Act of 1934 and to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information concerning the beneficial ownership of the Company's voting securities by each director and all officers as a group, and by any person known to the Company to be the beneficial owner of more than 5% of the voting securities of the Company contained under the caption "Voting Securities and Principal Holders Thereof" contained in the Company's definitive Proxy Statement relating to the 1999 Annual Meeting of Stockholders, prepared pursuant to Regulation 14A of the Securities Exchange Act of 1934 and to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           The information concerning certain relationships and related transactions contained under the caption "Certain Relationships and Transactions" contained in the Company's definitive Proxy Statement relating to the 1999 Annual Meeting of Stockholders, prepared pursuant to Regulation 14A of the Securities Exchange Act of 1934 and to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   The Following Documents are Filed as Part of this Report:
         1.       Financial Statements                                     Page
                                                                           ----
                  Independent Auditors' Report                              29
                  Consolidated Statements of Financial Condition            30
                  Consolidated Statements of Operations                     31
                  Consolidated Statements of Stockholders' Equity           32
                  Consolidated Statements of Cash Flows                     33
                  Notes to Consolidated Financial Statements                34

         2.       Financial Statement Schedules
                  No schedules are included because either they are not applicable or the required information is shown in the financial statements or notes thereto.

         3.    Exhibits

         2.1 Purchase and Assumption Agreement dated July 24, 1997 by and between Century Bancshares, Inc. and Eastern American Bank, FSB (incorporated by reference to Exhibit No. 10.12 filed as part of the Registration Statement on Form S-1 (Registration No. 333-34057) of Century Bancshares, Inc.)

         2.2 Amendment No. 1 dated August 14, 1997 to Purchase and Assumption Agreement dated July 24, 1997 between Century Bancshares, Inc. and Eastern American Bank, FSB (incorporated by reference to Exhibit No. 10.13 filed as part of the Registration Statement on Form S-1 (Registration No. 333-34057) of Century Bancshares, Inc.)

         2.3 Amendment No. 2 dated October 10, 1997 to Purchase and Assumption Agreement dated July 24, 1997 between Century Bancshares, Inc. and Eastern American Bank, FSB (incorporated by reference to Exhibit No. 2.3 filed as part of the Current Report on Form 8-K dated October 10, 1997 of Century Bancshares, Inc.)

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

         10.1 Century Bancshares, Inc. 1994 Stock Option Plan.(Incorporated by reference from Exhibit 10.1 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-14417)).

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

         10.13* Lease Agreement dated July 23, 1993, by and between McLean Poplar Partners and Eastern American Bank, F.S.B which was assumed by Century National Bank under the Purchase and Assumption Agreement (dated July 24, 1997 and noted in 2.1 above).

         10.14* Lease Agreement dated September 30, 1997, by and between The Life Underwriter Training Council and Century National Bank.

         10.15* Century Directors' Trust established June 24, 1998, by the Company and the Bank for the benefit of the directors of the Company and the Bank.

         10.16* Amendment dated March 1, 1998, of the employment agreement between the Company and the Bank and Mr.Joseph S. Bracewell.

         11*      Statement regarding computation of per share earnings.

         21*      Subsidiaries of the Registrant.

         24* Powers of Attorney from certain of the directors of Century Bancshares, Inc. whose signatures are to be affixed to this Form 10-K for the year ended December 31, 1998.

         27*      Financial Data Schedule.
---------------
* Filed herewith.

(b)   Reports on Form 8-K.

         There were no reports on Form 8-K filed during the fourth quarter of 1998.

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


                            CENTURY BANCSHARES, INC.
                                  (Registrant)

                           By: /s/ JOSEPH S. BRACEWELL
                          -----------------------------
                               Joseph S. Bracewell
                      Chairman of the Board, President and
                             Chief Executive Officer

                          By: /s/ CHARLES V. JOYCE III
                          -----------------------------
                              Charles V. Joyce III
                            Senior Vice President and
                             Chief Financial Officer
                            (Principal Financial and
                               Accounting Officer)
Dated:   March 29, 1999.


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on the 29th day of March, 1999.


              /s/ JOSEPH S. BRACEWELL                             Chairman of the Board, President and
-----------------------------------------------------
                Joseph S. Bracewell                               Chief Executive Officer

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

                         *                                        Director
-----------------------------------------------------
                   *Neal R. Gross

                                                                  Director
-----------------------------------------------------
                   William McKee

                         *                                        Director
-----------------------------------------------------
                *William C. Oldaker


*By:                /s/ Joseph S. Bracewell
-----------------------------------------------------
                  Attorney-in-Fact

                                      -61-

                  Index to Exhibits


Exhibit No.                                 Description
-------------------------------------------------------------------------------


         10.13 Lease Agreement dated July 23, 1993, by and between McLean Poplar Partners and Eastern American Bank, F.S.B which was assumed by Century National Bank under the Purchase and Assumption Agreement (dated July 24, 1997 and noted in 2.1 above).

         10.14 Lease Agreement dated September 30, 1997, by and between The Life Underwriter Training Council and Century National Bank.

         10.15 Century Directors' Trust established June 24, 1998, by the Company and the Bank for the benefit of the directors of the Company and the Bank.

         10.16 Amendment dated March 1, 1998, of the employment agreement between the Company and the Bank and Mr.Joseph S. Bracewell.


         11       Earnings per share computation.

         21       List of Subsidiaries.

         24       Power of Attorney.

         27       Financial Data Schedule.