Form 10-K/A
period 1998-12-31
CENTURY BANCSHARES INC
filed 1999-04-02
CIK 785813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
                                   Amendment 1
                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For The Fiscal Year Ended December 31, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______

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

         10.16 Amendment dated March 1, 1998, of the employment agreement between the Company and the Bank and Mr. Joseph S. Bracewell.


         11                         Earnings per share computation.

         21                         List of Subsidiaries.

         24                         Power of Attorney.

         27                         Financial Data Schedule.