Form 10-Q
period 1999-03-31
CENTURY BANCSHARES INC
filed 1999-05-14
CIK 785813

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                (Mark One)
                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At April 30, 1999 there were 2,589,212 shares of the registrant's Common Stock, par value $1.00 per share outstanding.





                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                      For The Quarter Ended March 31, 1999

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements                                      1

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       8

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                              21

                         PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                        22

Item 2.   Changes in Securities and Use of Proceeds                22

Item 3.   Defaults Upon Senior Securities                          22

Item 4.   Submission of Matters to a Vote of Security Holders      22

Item 5.   Other Information                                        22

Item 6.   Exhibits and Reports on Form 8-K                         22

          Signatures                                               23

          Exhibit Index                                            24

          Exhibit 27
          Financial Data Schedule
          for the quarter ended March 31, 1999                     25


                       PART I - FINANCIAL INFORMATION
Item 1.     Condensed Financial Information

                                             CENTURY BANCSHARES, INC.
                                          QUARTERLY REPORT ON FORM 10-Q

Consolidated Statements of Financial Condition
March 31, 1999, and December 31, 1998

                                                                                March 31,           December 31,
                                                                                  1999                  1998
                                                                               (Unaudited)
                                                                             ----------------      ----------------
ASSETS

Cash and due from banks                                                          $ 8,644,262           $ 8,950,733
Federal funds sold                                                                 5,000,000             4,285,000
Interest bearing deposits in other banks                                           8,802,149             9,847,315
Investment securities available-for-sale, at fair value                            9,570,965             6,811,356
Investment securities, at cost, fair value of $2,188,796
    and $2,449,680 at March 31, 1999
    and   December 31, 1998, respectively                                          2,214,132             2,441,537

Loans, net of unearned income                                                    125,963,387           115,231,298
Less:  allowance for credit losses                                                (1,309,929)           (1,128,147)
                                                                             ----------------      ----------------
Loans, net                                                                       124,653,458           114,103,151

Premises and equipment, net                                                        1,272,600             1,372,370
Accrued interest receivable                                                          799,794               742,721
Deposit premiums                                                                   1,498,848             1,546,232
Net deferred taxes                                                                   680,623               683,113
Other assets                                                                         618,226               566,373
                                                                             ----------------      ----------------
              Total Assets                                                     $ 163,755,057         $ 151,349,901
                                                                             ----------------      ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
     Noninterest-bearing                                                        $ 29,062,424          $ 31,676,194
     Interest-bearing                                                            109,597,354            94,535,082
                                                                             ----------------      ----------------
Total deposits                                                                   138,659,778           126,211,276

Other borrowings                                                                   8,118,557             8,461,241
Other liabilities                                                                  1,425,880             1,360,710
                                                                             ----------------      ----------------
              Total Liabilities                                                  148,204,215           136,033,227
                                                                             ----------------      ----------------

Stockholders' Equity:
Common  stock,  $1  par  value;  5,000,000  shares  authorized;  2,583,462,  and
     2,574,219 shares issued and outstanding at March 31, 1999
     and December 31, 1998, respectively                                           2,583,462             2,574,219
Additional paid in capital                                                        12,367,473            12,343,631
Retained earnings                                                                    603,731               392,384
Accumulated other comprehensive income,
       net of tax effect                                                              (3,824)                6,440
                                                                             ----------------      ----------------
              Total Stockholders' Equity                                          15,550,842            15,316,674
Commitments and contingencies
                                                                             ----------------      ----------------
              Total Liabilities and Stockholders' Equity                       $ 163,755,057         $ 151,349,901
                                                                             ----------------      ----------------



See accompanying condensed  notes  to  consolidated   financial   statements
(unaudited).

                                               CENTURY BANCSHARES, INC.
                                             QUARTERLY REPORT ON FORM 10-Q

Consolidated Statements of Operations (Unaudited)
Three Months Ended March 31, 1999 and 1998



                                                                                      Three Months     Three Months
                                                                                      Ended            Ended

                                                                                         March 31, 1999  March 31, 1998
                                                                                        ---------------- ----------------

Interest income:
     Interest and fees on loans                                                           $ 2,649,950      $ 2,333,592
     Interest on federal funds sold                                                           47,470           73,760
     Interest on deposits in other banks                                                     123,928          258,282
     Interest on securities available-for-sale                                               100,109          215,428
     Interest on securities held-to-maturity                                                    37,583           82,552
                                                                                        ---------------  ---------------
Total interest income                                                                        2,959,040        2,963,614

Interest expense:
     Interest on deposits:
          Savings accounts                                                                     215,121          192,708
          NOW accounts                                                                          60,387           92,224
          Money market accounts                                                                164,140          233,220
          Certificates under $100,000                                                          286,368          360,397
          Certificates $100,000 and over                                                       208,988          222,680
                                                                                        ---------------  ---------------
     Total interest on deposits                                                                935,004        1,101,229
     Interest on other borrowings                                                              128,663          126,289
                                                                                        ---------------  ---------------
Total interest expense                                                                       1,063,667        1,227,518

                                                                                        ---------------  ---------------
Net interest income                                                                          1,895,373        1,736,096
Provision for credit losses                                                                    180,000          193,000
                                                                                        ---------------  ---------------
Net interest income after provision for credit losses                                        1,715,373        1,543,096

Noninterest income:
     Service charges on deposit accounts                                                       153,575           98,437
     Other operating income                                                                    236,406          152,208
                                                                                        ---------------  ---------------
Total noninterest income                                                                       389,981          250,645
                                                                                        ---------------  ---------------

Noninterest expense:
     Salaries and employee benefits                                                            664,960          603,579
     Occupancy and equipment expense                                                           206,375          205,923
     Professional fees                                                                         164,232          190,689
     Depreciation and amortization of premises and equipment                                   117,415          118,367
     Amortization of deposit premiums                                                           47,384           47,384
     Data processing                                                                           261,169          167,633
     Communications                                                                             78,992           63,517
     Federal deposit insurance premiums                                                          4,351            6,260
     Other operating expenses                                                                  218,812          166,832
                                                                                        ---------------  ---------------
                                                                                        ---------------  ---------------
Total noninterest expense                                                                    1,763,690        1,570,184
                                                                                        ---------------  ---------------

Income before income tax expense                                                               341,664          223,557
Income tax expense                                                                             130,317           91,667
                                                                                        ---------------  ---------------
Net income                                                                                   $ 211,347        $ 131,890
                                                                                        ---------------  ---------------

Basic income per common share                                                                 $ 0.08           $ 0.06
Diluted income per common share                                                                 0.08             0.05

Weighted-average common shares outstanding                                                 2,579,809        2,324,723

See accompanying condensed notes to consolidated financial statements
(unaudited).

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

Consolidated Statements of Stockholders' Equity (Unaudited)
Three Months Ended March 31, 1999 and 1998

                                                                                                 Accumulated
                                              Common         Additional                             Other               Total
                                              stock           paid in          Retained         Comprehensive       Stockholders'
                                            $1.00 par         capital          earnings             Income              Equity
                                         ----------------- ------------------- ---------------- -----------------------------------

Balance, December 31, 1997                $ 2,209,229       $ 10,695,480        $ 651,646         $ (20,829)     $ 13,535,526

Comprehensive Income:
Net income                                                                        131,890                             131,890
Unrealized gain on investment
  securities available-for-sale,
  net of tax effect of $18,092                                                                        33,600           33,600
                                         -------------------------------------------------------------------------------------------
Total Comprehensive Income                           -                 -           131,890            33,600          165,490

Exercise of common stock options
   13,469 shares                                   13,469            4,321                                                   17,790
Exercise of warrants
   1,519 shares                                     1,519            6,255                                                    7,774
                                         -------------------------------------------------------------------------------------------

Balance, March 31, 1998                       $ 2,224,217     $ 10,706,056        $ 783,536               $ 12,771     $ 13,726,580
                                         -------------------------------------------------------------------------------------------




Balance, December 31, 1998                    $ 2,574,219     $ 12,343,631        $ 392,384                $ 6,440     $ 15,316,674

Comprehensive Income
Net income                                                                          211,347                                 211,347
Unrealized gain (loss) on investment
  securities available-for-sale,
  net of tax effect of $(5,527)                                                                            (10,264)         (10,264)
                                         -------------------------------------------------------------------------------------------
Total Comprehensive Income                              -                -          211,347                (10,264)         201,083


Exercise of common stock options
   9,243 shares                                     9,243           23,842                                                   33,085
                                         -------------------------------------------------------------------------------------------

Balance, March 31, 1999                       $ 2,583,462     $ 12,367,473        $ 603,731               $ (3,824)    $ 15,550,842
                                         -------------------------------------------------------------------------------------------



See accompanying condensed notes to consolidated financial statements
(unaudited).

                                           CENTURY BANCSHARES, INC.
                                        QUARTERLY REPORT ON FORM 10-Q

Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended March 31, 1999 and 1998

                                                                           Three Months         Three Months
                                                                              Ended                Ended
                                                                          March 31, 1999       March 31, 1998
                                                                         -----------------    -----------------
Cash flows from operating activities:
Net income                                                                      $ 211,347            $ 131,890
Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization of premises and equipment                    117,415              118,367
       Amortization of deposit premiums                                            47,384               47,384
       Provision for credit losses                                                180,000              193,000
       (Increase) decrease in accrued interest receivable                         (57,073)              93,832
       (Increase) decrease in other assets                                        (57,848)             (69,191)
       Increase (decrease) in other liabilities                                    65,170                  961
                                                                         -----------------    -----------------
Total adjustments                                                                 295,048              384,353
                                                                         -----------------    -----------------
Net cash provided by operating activities                                         506,395              516,243
                                                                         -----------------    -----------------

Cash flows from investing activities:
Net decrease (increase) in loans                                              (10,732,089)          (2,184,626)
Net decrease (increase) in interest bearing deposits in other banks             1,045,166           11,673,802
Purchases of securities available-for-sale                                     (3,170,000)          (1,998,440)
Repayments and maturities of securities available-for-sale                        410,391            1,170,426
Repayments and maturities of securities held-to-maturity                          227,405              773,597
Purchase of premises and equipment                                                (17,645)             (65,610)
                                                                         -----------------    -----------------
Net cash provided by (used in) investing activities                           (12,236,772)           9,369,149
                                                                         -----------------    -----------------

Cash flows from financing activities:
Net (decrease) increase in demand, savings, NOW and
     money market deposit accounts                                              4,940,095           (5,117,028)
Net (decrease) increase in certificates of deposit                              7,508,410           (3,830,300)
Net (decrease) increase in other borrowings                                      (140,900)            (314,533)
Repayment of long-term debt                                                      (201,784)            (202,439)
Net proceeds from issuance of common stock                                         33,085               25,564
                                                                         -----------------    -----------------
Net cash (used in) provided by financing activities                            12,138,906           (9,438,736)
                                                                         -----------------    -----------------

Net increase (decrease) in cash and cash equivalents                              408,529              446,656
Cash and cash equivalents, beginning of year                                   13,235,733           12,069,139
                                                                         -----------------    -----------------
Cash and cash equivalents, end of period                                     $ 13,644,262         $ 12,515,795
                                                                         -----------------    -----------------

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowings                                      $ 1,055,008          $ 1,240,058
Income taxes paid                                                                  75,000               27,000

See accompanying condensed notes to consolidated financial statements (unaudited).

                       CENTURY BANCSHARES, INC.
                     QUARTERLY REPORT ON FORM 10-Q
         CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1)      Basis of Presentation

     In the opinion of management the unaudited consolidated financial statements as of March 31, 1999 and December 31, 1998 and for the three months ended March 31, 1999 and 1998 contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of such dates and for such periods. The unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto appearing in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1999 or any future periods. Certain prior period balances have been restated to conform with the current period.

(2)      Investment Securities

 Investment securities available-for-sale, and their contractual maturities, at March 31, 1999 are summarized as follows:

                                                                          Gross          Gross
                                                           Amortized     Unrealized      Unrealized       Fair
                                                             Cost           Gains         Losses          Value
-------------------------------------------------------------------------------------------------------------------

Obligations of U.S. treasury and
 government agencies:
            Within one year                               $ 1,999,343        $ 8,995            $ -    $ 2,008,338
            After one, but within five years                3,168,374              -          7,078      3,161,296
            After five, but within ten years                1,346,710          9,957              -      1,356,667
            After ten years                                   533,086            522          7,212        526,396
                                                       ------------------------------------------------------------
            Total                                           7,047,513         19,474         14,290      7,052,697
                                                       ------------------------------------------------------------
Collateralized mortgage obligations:
            After one, but within five years                  363,169              -          6,341        356,828
            After ten years                                   233,854              -          4,726        229,128
                                                       ------------------------------------------------------------
            Total                                             597,023              -         11,067        585,956
                                                       ------------------------------------------------------------
Federal Reserve Bank stock                                    236,350              -              -        236,350
Federal Home Loan Bank stock                                  821,800              -              -        821,800
Other                                                         874,162              -              -        874,162
                                                       ------------------------------------------------------------
 Total investment securities available-for-sale           $ 9,576,848       $ 19,474       $ 25,357    $ 9,570,965
                                                       ------------------------------------------------------------


Investment securities held-to-maturity, and their contractual maturities at March 31, 1999, are summarized as follows:

                                                                          Gross          Gross
                                                          Amortized     Unrealized      Unrealized       Fair
                                                            Cost           Gains         Losses          Value
-------------------------------------------------------------------------------------------------------------------
Obligations of U.S. treasury and
 government agencies:
            After one, but within five years                $ 128,883           $ 81            $ -      $ 128,964
            After ten years                                 2,085,249              -         25,417      2,059,832
                                                       ------------------------------------------------------------
 Total investment securities held-to-maturity             $ 2,214,132           $ 81       $ 25,417    $ 2,188,796
                                                       ------------------------------------------------------------

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(3)      Income per Common Share


Basic income per share is calculated by dividing net income by the weighted-average common shares outstanding. Diluted income per share is calculated by dividing net income by the sum of weighted-average common shares and common stock equivalents. On May 19, 1998, the Company declared a 5 percent stock dividend payable on June 29, 1998 to common stock shareholders of record as of May 29, 1998 resulting in the issuance of 112,665 shares and a corresponding increase in stock options and warrants outstanding. Weighted-average shares outstanding and income per common share have been restated for the effect of the 1998 stock dividends.


                                                               Three Months Ended
                                                                   March 31,
                                                           -----------------------------
                                                               1999           1998
                                                           -----------------------------

Basic Income Per Share:
Net income applicable to common stock                           $211,347       $131,890

Weighted-average common shares outstanding                     2,579,809      2,324,723
                                                           -----------------------------
Basic income per share                                             $0.08          $0.06
                                                           -----------------------------
Diluted Income Per Share:
Net income applicable to common stock                           $211,347       $131,890

Weighted-average common shares outstanding                     2,579,809      2,324,723
Dilutive effect of warrants and stock options                     24,576        194,811
                                                           -----------------------------
Diluted weighted-average common shares outstanding             2,604,385      2,519,534

Diluted income per share                                           $0.08          $0.05
                                                           -----------------------------


                          CENTURY BANCSHARES, INC.
                       QUARTERLY REPORT ON FORM 10-Q
      CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



(4)      New Financial Accounting Standards

      Effective January 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 requires that certain financial activity normally disclosed in stockholders' equity be reported in the statement of operations as an adjustment to net income in computing comprehensive income. In addition, SFAS No. 130 requires restatement of all prior periods presented. Items applicable to the Company include unrealized gains and losses on investment securities. Accumulated comprehensive income components are to be reported in a separate caption in the consolidated statements of stockholders' equity. The Company did not experience any financial impact from the implementation of SFAS No. 130.

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. In certain circumstances a derivative may be specifically designed as a hedge of the exposure to changes in the fair values of a recognized asset or liability or an unrecognized firm commitment, the exposure to variable cash flows of a forecasted transaction, or the exposure to fluctuations in foreign currency. SFAS No. 133 will be effective for all periods beginning after June 15, 1999. Earlier application is permitted, but the statement shall not be applied retroactively to financial statements of prior periods. The Company does not anticipate any material impact from the implementation of SFAS No. 133.

                                            CENTURY BANCSHARES, INC.
                                         QUARTERLY REPORT ON FORM 10-Q



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Century Bancshares, Inc., a Delaware corporation ("Company"), and a registered bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA"), was incorporated and organized in 1985. The Company began active operations in 1986 with the acquisition of its subsidiary, Century National Bank ("Bank"), a full service bank which opened for business in 1982. The Bank provides a broad line of financial products and services to small and medium sized businesses and consumers, through its main office located at 1875 Eye Street, N.W., Washington, D.C., a branch office located at 1275 Pennsylvania Avenue, N.W., two offices in Northern Virginia at 8251 Greensboro Drive and 6832 Old Dominion Drive, McLean, Virginia, and a branch office at 7625 Wisconsin Avenue, Bethesda, Maryland. Lending services are concentrated in professional, service, commercial business sectors located in the metropolitan Washington, DC area. The Company's principal executive offices are located at 1275 Pennsylvania Avenue, N.W., Washington, DC 20004, and its phone number at that address is
(202) 496-4100.

     The Company derives substantially all of its revenue and income from the operation of the Bank, which provides a full range of commercial and consumer banking services to small and middle market businesses and individuals in the Washington, DC metropolitan area. As of March 31, 1999, the Company had total assets of $163.8 million, total deposits of $138.7 million, and stockholders' equity of $15.6 million. At March 31, 1999, the Company had approximately 1,000 shareholders of the Company's common stock, par value $1.00 per share ("Common Stock").

    Items 2 and 3 of this report contain certain forward-looking statements regarding future financial condition and results of operations and the Company's business operations. The words "expect," "estimate," "anticipate," "predict" and similar expressions are intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions and, although the Company believes that assumptions are reasonable, it can give no assurance that its expectations regarding these matters will be achieved. The important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, the factors discussed in the Company's Form 10-K for the year ended December 31, 1998 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as the following factors: general economic conditions in the Washington, D.C. metropolitan area; changes in interest rates; changes in asset quality; the effect on the Company of the extensive scheme of regulation by several federal agencies; the departure of certain key executives; the year 2000 problem; and competition from other providers of financial services. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, such actual outcomes may vary materially from those indicated.

Net Income

     For the three months ended March 31, 1999, the Company's net income was $211 thousand, or $0.08 per diluted share, compared with $132 thousand for the first three months of 1998, or $0.05 per diluted share. The 60% increase in net income was primarily attributable to a $159 thousand increase in net interest income resulting from a significant increase in earning assets, and a $139 thousand increase in noninterest income, offset by a $194 thousand increase in noninterest expense. Service charges on deposit accounts increased by 56% to $154 thousand, and other operating income also increased 55% to $236 thousand primarily as a result of an increase in bank card revenues. Increases in noninterest expenses included 10% a increase in the cost of salaries and benefits and a 56% increase in data processing due largely to the increased costs of bank card processing of merchant accounts. Return on average assets was 0.56% in the first quarter of 1999, compared to 0.36% for the same period in 1998. Return on average stockholders' equity was 5.56% for the quarter ended March 31, 1999, compared with 3.91% for the same period in 1998. Stockholders' equity to total assets was 9.50% at March 31, 1999 compared to 9.58% at March 31, 1998.

                                                 CENTURY BANCSHARES, INC.
                                              QUARTERLY REPORT ON FORM 10-Q



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Net Interest Income

     Net interest income was $1.9 million for the quarter ended March 31, 1999, compared with $1.7 million for the quarter ended March 31, 1998, an increase of $159 thousand, or 9%. The increase in net interest income between the periods was due to an increase in the net interest spread as the 0.53% reduction in the cost of funds exceeded the 0.32% reduction in the gross yield on earning assets, and there was a $6.8 million increase in average net interest earning assets while the net interest margin improved 0.27% to 5.39% during the first three months of 1999. While the reduction in the yields of each of the components of earning assets was greater than the reduction in the average earning assets, there was a redeployment of assets from relatively lower yielding securities and interest bearing deposits to relatively higher yielding loans.

The  following  table  sets forth the  averages  of  interest  earned or paid by
significant   categories  of  interest   earning  assets  and  interest  bearing
liabilities for the three month periods ending March 31, 1999 and 1998.

                                                 CENTURY BANCSHARES, INC.
                                              QUARTERLY REPORT ON FORM 10-Q



ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS, CONTINUED

                                                                  Three Months Ended March 31,
                                       -------------------------------------------------------------------------------
                                           1999                                       1998
                                       ----------------------------------------   ------------------------------------
                                                      Interest                                    Interest
                                         Average       Income/      Average          Average      Income/       Average
                                         Balance       Expense        Rate           Balance      Expense        Rate
                                       ----------------------------------------   ------------------------------------

                                                                        ($ in thousands)
Interest-Earning Assets
  Loans, net (1)                          $ 118,858       $ 2,650        9.04%     $ 94,262      $ 2,334       10.04%
  Investment securities (2)                  10,023           138        5.58%       19,217          298        6.29%
  Federal funds sold                          3,811            47        5.00%        5,417           74        5.54%
  Interest bearing deposits
    with banks                                9,949           124        5.05%       18,720          258        5.59%
                                       ----------------------------------------   -----------------------------------
Total interest-earning assets               142,641         2,959        8.41%      137,616        2,964        8.73%

  Cash and due from banks                     6,841                                   5,281
  Other assets                                3,768                                   4,795
                                       -------------                              --------------
Total Assets                              $ 153,250                               $ 147,692
                                       -------------                              --------------

Interest-Bearing Liabilities
  Interest-Bearing Deposits:
    NOW accounts                           $ 19,216          $ 61        1.29%     $ 18,685         $ 92         2.00%
    Savings accounts                         20,680           215        4.22%       17,012          193         4.60%
    Money market accounts                    21,191           164        3.14%       24,198          233         3.91%
    Time deposits                            38,404           495        5.23%       42,202          583         5.60%
  Borrowings and
    notes payable                             8,463           129        6.18%        7,677          127         6.71%
                                       ----------------------------------------   ------------------------------------
Total interest-bearing
    liabilities                             107,954         1,064        4.00%      109,774        1,228         4.53%
                                       ----------------------------------------   ------------------------------------
  Non-interest bearing deposits              28,130                                  22,929
  Other liabilities                           1,744                                   1,323
                                       -------------                              --------------
Total liabilities                           137,828                                 134,026

Stockholders' equity                         15,422                                  13,666
                                       -------------                              --------------
Total liabilities and
    stockholders' equity                  $ 153,250                               $ 147,692
                                       -------------                              --------------
Net interest income and spread                            $ 1,895        4.41%                   $ 1,736         4.20%
                                                    ---------------------------                 ----------------------

Net interest margin                                                      5.39%                                   5.12%
                                                                  -------------                              ---------

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

                                                 CENTURY BANCSHARES, INC.
                                              QUARTERLY REPORT ON FORM 10-Q



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Noninterest Income

     Noninterest income was $390 thousand in the first quarter of 1999, a $139 thousand increase when compared with the same quarter of 1998, which totaled $251 thousand (see table below). The increase between the periods was primarily due to increases in deposit service charges, credit card and merchant fees caused by increased volumes.



Noninterest Income                                         Three Months Ended
(in thousands)                                                 March 31,                Change
                                                       -------------------------------------------------
                                                           1999          1998       $             %
                                                       -------------------------------------------------

Service charges on deposit accounts                        $ 153,575    $ 98,437    $  55,138    56.0%
Credit card and merchant fees                                189,635     115,475       74,160    64.2%
Commission and other fee income                               32,984      25,152        7,832    31.1%
Other income                                                  13,787      11,581        2,206    19.0%
                                                       -------------------------------------------------
Total noninterest income                                   $ 389,981     $250,64    $ 139,336    55.6%
                                                       -------------------------------------------------

                                      -11-

                                                 CENTURY BANCSHARES, INC.
                                              QUARTERLY REPORT ON FORM 10-Q



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Noninterest Expense

     Noninterest expense totaled $1.8 million in the first quarter of 1999, an increase of $194 thousand, or 12%, when compared with 1998's totalnoninterest expense of $1.6 million. The increase in moninterest expense included a $94 thousand (56%) increase in data processing, which corresponds with the growth in the bank's operations, the volume of bank card processing of merchant accounts, and the costs of Y2K preparedness. A significant increase in the scope of the Company's operations was accompanied by increases in many of the noninterest expense categories, including salaries and benefits, which increased by $61 thousand (10%) and communications which increased by $15 thousand (24%).


Noninterest Expense                                       Three Months Ended
(in thousands)                                                 March 31,                   Change
                                                       ------------------------------------------------
                                                            1999         1998           $            %
                                                       ------------------------------------------------

Salaries and employee benefits                         $    664,960  $  603,579     $ 61,381      10.2%
Occupancy and equipment expense                             206,375     205,923          452       0.2%
Professional fees                                           164,232     190,689      (26,457)    -13.9%
Data Processing                                             261,169     167,633       93,536      55.8%
Depreciation and amortization of
       premises and equipment                               117,415     118,367        (952)      -0.8%
Amortization of deposit premiums                             47,384      47,384           -        0.0%
Communications                                               78,992      63,517      15,475       24.4%
Other expenses                                              223,163     173,092      50,071       28.9%
                                                       -------------------------------------------------
Total noninterest expense                               $ 1,763,690  $1,570,184    $193,506       12.3%
                                                       -------------------------------------------------

                                                 CENTURY BANCSHARES, INC.
                                              QUARTERLY REPORT ON FORM 10-Q



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Investments

     The Company's investment portfolio of $11.8 million as of March 31, 1999 consisted mostly of U.S. Government Agency obligations. This represented an increase of $2.5 million, or 27%, compared with the investment portfolio total of $9.3 million at December 31, 1998. The increase during the first quarter of 1999 provided additional liquidity and collateral available for borrowing and customer repurchase agreements. (see Note 2-- "Investment Securities").

     Investment securities held-to-maturity are stated at cost, adjusted for amortization of premium and accretion of discount. Investment securities available-for-sale are stated at fair value.

Loans

     The Company presently is, and in the future expects to remain, a middle market banking organization serving professionals and businesses with interests in and around the Washington, DC metropolitan area. Most of the Company's loan portfolio is collateralized by first mortgages and home equity lines of credit on residential real estate. Although residential real estate loans increased over the past twelve months the Company anticipates that this concentration will decline, as the Company continues its emphasis on the development of new commercial loan business, including commercial real estate loans. Most of the Company's commercial real estate loans are secured by owner-occupied properties with borrowers that are also banking customers of the Company. As of March 31, 1999 and 1998, approximately $85.3 million (68%) and $59.2 million (61%) of the Company's total loan portfolio, respectively, consisted of loans secured by real estate, of which one-to-four family residential mortgage loans and home equity lines of credit represented $36.2 million (29%) and $31.5 million (33%), respectively, of the Company's total loan portfolio.

                                                                             March 31,
                                                       --------------------------------------------------
                                                           1999                       1998
                                                       --------------------------------------------------
Type of loan ( in thousands):                                $            %             $          %
                                                       --------------------------------------------------
1-4 family residential mortgage                         $    29,612      23.5%   $    24,365       25.3%
Home equity loans                                             6,604       5.2%         7,160        7.4%
Multifamily residential                                       2,903       2.3%         1,851        1.9%
Construction                                                  3,566       2.8%           983        1.0%
Commercial real estate                                       42,589      33.8%        24,887       25.8%
Commercial loans                                             30,106      23.9%        25,680       26.7%
Installment and credit card loans                            10,347       8.2%        10,951       11.4%
Other loans                                                     246       0.2%           480        0.5%
                                                       --------------------------------------------------
Gross loans                                                 125,973     100.0%        96,357      100.0%
                                                       -------------              -----------
Less:  Unearned income                                           10                       58
                                                       --------------             -----------
Total loans, net of unearned                           $    125,963                   96,299
                                                       --------------             -----------


                                            CENTURY BANCSHARES, INC.
                                         QUARTERLY REPORT ON FORM 10-Q



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

     Management actively monitors the Company's asset quality in a continuing effort to charge-off loans against the allowance for loan losses when appropriate and to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if actual economic conditions and other assumptions differ from those used in making the initial determinations. At March 31, 1999, the allowance for credit losses amounted to $1.3 million, or 1.04% of total loans. This represents an increase in the allowance compared to $1.1 million, or 0.98% of total loans as of December 31, 1998. The Company has increased the allowance, as a percentage of total loans ourstanding, to reflect the upward trend in loan charge-offs experienced by the Company over the previous two years. The allowance for credit losses as a percentage of nonperforming loans was 142% at March 31, 1999, compared to 72% at December 31, 1998 and 84% at March 31, 1998.

     Total nonperforming loans were $968 thousand at March 31, 1999, compared with $1.5 million at December 31, 1998 and $1.2 million at March 31, 1998. Of the $968 thousand in nonperforming loans as of March 31, 1999, approximately $875 thousand (90%) was secured by real estate and other collateral. The remaining $93 thousand in non-performing loans were either unsecured, secured by various business assets, or secured by junior liens on real estate. The commercial loans which are currently nonperforming were originated for the most part during or prior to 1997, and their nonperforming status reflects business and/or personal circumstances unique to each situation, rather than the result of any discernible change in underwriting standards.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Asset Quality , Continued


     Provisions for credit losses are charged to income to bring the total allowance for loan losses to a level deemed appropriate by management, based on the factors identified above. The provision for loan losses during the first quarter of 1999 was $180 thousand, representing an increase of $97 thousand or 117% compared to the fourth quarter of 1998. This increase was largely the result of the $10.7 million (9%) increase in loans outstanding during the first quarter of 1999 and the $29.7 million (31%) increase in loans during the past twelve months. These trends, taken into consideration with other factors in the Company's internal analysis of the allowance for credit loss, have led to increased reserve requirements and a resulting increase in the provision expense necessary to maintain the allowance at a level deemed appropriate by management of the Company (see the table on the following page).

                                         CENTURY BANCSHARES, INC.
                                      QUARTERLY REPORT ON FORM 10-Q



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



Nonperforming Loans
(in thousands)
                                         March 31,
                                --------------------------
                                   1999         1998
                                --------------------------
Non-accrual loans                 $ 721        $ 707
90 days past due                    247          461
                                --------------------------
Total nonperforming loans           968        1,168

Other real estate owned              -            52
                                --------------------------
Total nonperforming assets         $ 968       $ 1,220
                                --------------------------

Nonperforming assets
       to total assets             0.59%        0.85%
                                 -------------------------



Provision and Allowance for Loan Losses
(in thousands)
                                             Three Months Ended
                                                  March 31,
                                         --------------------------
                                               1999         1998
                                         --------------------------

Average net loans outstanding              $ 118,858      $ 94,262

Loans outstanding at period-end              125,963        96,299

Total nonperforming loans                        968         1,168

Beginning balance of allowance             $   1,128      $    887
Loans charged-off:
1-4 family residential mortgage                    -             -
Home equity loans                                  -             1
Commercial loans                                   6            10
Installment and credit card loans                  1            82
                                        --------------------------
Total loans charged off                            7            93
Recoveries of previous charge-offs:
1-4 family residential mortgage                    1             1
Home equity loans                                  -             2
Commercial loans                                   -             -
Installment and credit card loans                  8            33
                                        --------------------------
Total recoveries                                   9            36
                                        --------------------------
Net loans charged-off  (recoveries)               (2)           57

Provision for loan losses                        180           193
                                        --------------------------

Balance at end of period                   $   1,310     $   1,023
                                        --------------------------

                                                 CENTURY BANCSHARES, INC.
                                              QUARTERLY REPORT ON FORM 10-Q



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Deposits

     The Company's total deposits at March 31, 1999 were $138.7 million, an increase of $18.0 million, or 15%, over 1998's first quarter balance, and an increase of $12.4 million, or 10%, compared to 1998's year-end balance. Total average deposits were $127.6 million for the three months ended March 31, 1999, an increase of $2.6 million, or 2%, compared to the first three months of 1998. The Company views deposit growth as a significant challenge in its effort to increase its asset size. Thus, the Company is focusing on its branching program with increased emphasis on commercial accounts, and the offering of more competitive interest rates and products to stimulate deposit growth. This strategy has and will continue to result in a relatively higher cost of funds in addition to lower fee income as many of these commercial customers may utilize accounts with lower transaction costs and have a lower number of transactions than retail customers.

                                                                    Three Months Ended March 31,
                                          -----------------------------------------------------------------------
                                                          1999                                    1998
                                          -----------------------------------------------------------------------
                                                          Weighted-                             Weighted-
                                            Average        Average      % of        Average      Average   % of
                                            Balance        Rate         Total       Balance      Rate      Total
                                          -----------------------------------------------------------------------
                                                                           (in thousands)
Noninterest-Bearing Deposits               $ 28,130       0.00%       22.0%       $ 22,929       0.00%      18.3%
Interest-Bearing Deposits:
    NOW accounts                             19,216       1.29%       15.1%         18,685       2.00%      14.9%
    Savings accounts                         20,680       4.22%       16.2%         17,012       4.60%      13.6%
    Money market accounts                    21,191       3.14%       16.6%         24,198       3.91%      19.4%
    Time deposits                            38,404       5.23%       30.1%         42,202       5.60%      33.8%
                                        -------------------------------------------------------------------------

Total                                     $ 127,621                  100.0%       $ 125,026                100.0%
                                       --------------------------------------------------------------------------
Weighted-Average Rate                                     2.97%                                   3.57%
                                                       --------------                        --------------


Capital Resources

     Total stockholders' equity at March 31, 1999 was $15.5 million, an increase of $234 thousand, compared to total stockholders' equity of $15.3 million at December 31, 1998. Stockholders' equity was increased during the current quarter of 1999 by net income of $211 thousand, and by $33 thousand received from the exercise of stock options, and was reduced by $10 thousand attributable to the decline in the market value of investment securities available for sale net of the tax effect.

     The Office of the Comptroller of the Currency has established certain minimum risk-based capital standards that apply to national banks, and the Company is subject to certain capital requirements imposed by the Federal Reserve Board. At March 31, 1999, Century National Bank exceeded all applicable regulatory capital requirements for classification as a "well capitalized" bank, and the Company satisfied all applicable regulatory requirements imposed on it by the Federal Reserve Board.

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

The Company believes that it is presently on schedule with respect to its Y2K Plan, and outside reviews to date have found the Company's Year 2000 compliance efforts to be satisfactory. As of March 31, 1999 the Company's estimated percentage of completion on its Y2K Plan was 96%, and the estimated date for 100% completion was August 31, 1999. Testing of mission critical systems was completed in November 1998. Testing methodology included copying the entire customer data base onto a Year 2000 compliant (hardware and software) computer system, and utilizing the key Year 2000 dates defined by the FFIEC to test date sensitive transactions and calculations. These tests were performed on all mission critical systems and results revealed compliance or very minor discrepancies were identified; such failed test transactions were tested again in 1999 and the minor discrepancies have been resolved. Material third party risks also include assessing the Year 2000 preparation status of bank borrowing customers. The Company completed a risk assessment of Year 2000 preparedness of borrowers within its loan portfolio as the bank regulatory target date, September 30, 1998, and continues to monitor Y2K preparedness related to new loans and any borrowers deemed to be at high risk.

    As part of its Y2K Plan, the Company planned to spend approximately $145,000 for the replacement of outdated computer hardware and software. Much of these expenses would have been incurred in the ordinary course of business to maintain such computer systems, regardless of Year 2000 problem considerations. The human resources requirement includes the time of regular Company employees, a network administration consultant, and approximately $20,000 of additional consulting expenses. Because most of the Company's data processing is provided by outside vendors on a contract basis, management does not currently anticipate that the costs to address the Company's year 2000 issues will have a significant impact on the financial position or results of operations of the Company.

     The Company believes that the most likely worst case scenarios due to the Year 2000 problem could include: (1) lack of liquidity caused by customers' withdrawal of extra cash, (2) increased criminal activity stimulated by public awareness that banks are holding additional cash to avoid liquidity problems, and (3) short term electric power interruptions. The Company is taking steps to establish and renew lines of credit with its correspondent banks and the Federal Home Loan Bank of Atlanta to assure that adequate liquidity will be available to meet the needs of customers. Additional security precautions will be taken to prevent possible crimes due to heightened public awareness of additional cash reserves. The Company does not believe that long term and widespread electric power outages are likely, and has planned to address short term interruptions by training bank management and staff to be ready to provide limited service to customers. The Company is dependent upon the services of EDS in Reston, Virginia, to provide access to customer data bases and other mission critical functions. EDS has back-up service sites available and ready to provide services to the Company should electric power interruptions or other problems occur in the Reston location. The Company has completed the testing of the mission critical systems provided by EDS. The Company does not expect any significant loss in revenue to occur as a result of Year 2000 problems.

  The Company's Y2K Plan includes certain contingency plans to be implemented in the event compliance benchmarks are not met on a timely basis and/or systems fail to perform in accordance with plans and expectations. For the most part, these contingency plans involve a reversion to manual process for all mission critical business functions, which the Company believes is practical in view of the relative size and scope of its operations. Management and staff will be trained on these procedures and processes prior to July 1999, and additional refresher training will be provided during November and December 1999.

                     CENTURY BANCSHARES, INC.
                   QUARTERLY REPORT ON FORM 10-Q



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

     Asset liquidity is provided by cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future. The asset liquidity of the Bank is maintained in the form of vault cash, demand deposits with commercial banks, federal funds sold, interest bearing deposits with other financial institutions, short-term investment securities, other investment securities available-for-sale, and short-term loans. The Company has defined "cash and cash equivalents" as those amounts included in cash and due from banks and federal funds sold. At March 31, 1999, the Company had cash and cash equivalents of $13.6 million, an increase of $408 thousand, when compared with the $13.2 million at December 31, 1998.

     Liability liquidity is provided by access to core funding sources, principally customers' deposit accounts in the Company's market area. As a member of the Federal Home Loan Bank of Atlanta ("FHLBA"), the Company is authorized to borrow up to $15.1 million secured by a blanket pledge of its portfolio of 1-to-4-family residential mortgage loans and FHLB investment securities. The Company also has lines of credit from larger correspondent banks to borrow excess reserves on an overnight basis (known as "federal funds purchased") in the amount of $4.0 million and to borrow on a secured basis ("repurchase agreements") in the amount of $5.0 million. At March 31, 1999, the Company had no federal funds purchased, $1.5 million in customer repurchase agreements, and was utilizing $6.3 million of its available FHLBA borrowings in the form of fixed-rate term credit advances with an average cost of 6.74%. The Company utilizes fixed rate term credit advances from the FHLBA to fund fixed rate real estate loans of comparable terms and maturities.

   The Company had cash on hand in the amount of $1.5 million at the holding company level at March 31, 1999. The Company anticipates using these funds as working capital available to support the future growth of the franchise as well as to pay normal operating expenses. Additionally, working capital is further augmented by dividends available from the Bank, subject to certain regulatory restrictions generally applicable to national banks. At March 31, 1999, the Company had no indebtedness outstanding at the holding company level.

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

     Management seeks to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. Toward this end, the Company maintains an Asset/Liability Committee (the "ALCO") which reviews, on a regular basis, the maturity and repricing of the assets and liabilities of the Company. The ALCO has adopted the objective of achieving and maintaining a one-year cumulative GAP, as a percent of total assets, of between plus 10% and minus 10%. In addition, ALCO monitors potential changes in net interest income under various interest rate scenarios. On a consolidated basis, the Company's one year cumulative gap was a positive 0.74% of total assets at March 31, 1999.

     Market risk is the risk of loss from adverse changes in market prices and rates, arising primarily from interest rate risk in the Company's portfolios, which can significantly impact the Company's profitability and market value of equity. The ALCO has adopted the objective that an immediate increase or decrease of 200 basis points in market interest rate should not result in a change of more than 10% (plus or minus) in the Company's projected net interest income over the next twelve months or in the Company's market value of portfolio equity, and not more than 20% (plus or minus) in projected net income. At
March 31, 1999, the forecasted impact of an immediate increase (or decrease)of 200 basis points would have resulted in an increase (or decrease) in net interest income over a twelve month period of (2.6%) and 0.32% respectively, an increase (or decrease) in the market value of portfolio equity of 6.21% and (7.35%) respectively, and an increase (or decrease) in net income over a twelve month period of (10.61%) and 1.30% respecitvely.

   Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, the analysis included herein is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. The analysis is based on the Company's assets and liabilities as of March 31, 1999, and does not contemplate any actions the company might undertake in response to changes in market interest rates, which could change the anticipated results. The analysis assumes repricing and/or repayment of all assets and liabilities in accordance with their contractual terms with the exception of (a) mortgage-backed securities, which are assumed to prepay at a rate based on consensus market expectations, and (b) non-maturity customer deposits, which are assumed to respond to interest rate changes on a three-month time-lag basis consistent with the company's historical experience for various types of deposit accounts.

                             CENTURY BANCSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-Q



                        PART II - OTHER INFORMATION


Items 1 through 5.

    Management notes that no occurrences have taken place during the reporting period which require disclosure under any of the captioned headings.

Item 6.   Exhibits and Reports on Form 8-K

    (a)     Exhibits.   The following exhibit is filed with tis report:

            Exhibit 27 - Financial Data Schedule,
                         for the quarter ended March 31, 1999


    (b)     Reports on Form 8-K

            None.


==============================================================================

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in its Form 10-K dated March 29, 1999, filed with the Securities and Exchange Commission and is incorporated by reference herein (Cautionary Disclosures). Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

                      CENTURY BANCSHARES, INC.
                   QUARTERLY REPORT ON FORM 10-Q
                  For Quarter Ended March 31, 1999


                                   SIGNATURES


             Pursuant to the requirements of the Securities Exchange
             Act of 1934, the registrant has duly caused this report
                        to be signed on its behalf by the
                     undersigned thereunto duly authorized.



                            CENTURY BANCSHARES, INC.



    Date: May 12, 1999       By:   s/b  JOSEPH S. BRACEWELL
          ------------             ------------------------
                                   Joseph S. Bracewell
                                   Chairman of the Board,
                                   President and Chief Executive Officer



    Date: May 12, 1999       By:   s/b   CHARLES V. JOYCE III
          ------------             --------------------------
                                   Charles V. Joyce III
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

          CENTURY BANCSHARES, INC.

               EXHIBIT INDEX

               March 31, 1999


The following exhibit is filed with this report.


     Exhibit Number               Description
     --------------   ------------------------------------------------------

           27         Financial Data Schedule,
                      for the quarter ended March 31, 1999

          CENTURY BANCSHARES, Inc.
          Financial Data Schedule

[ARTICLE]                           9
[CIK]                               785813
[NAME]                              CENTURY BANCSHARES, INC.
[MULTIPLIER]                        1,000
[PERIOD-TYPE]                       3-MOS
[FISCAL-YEAR-END]                     DEC-31-1999
[PERIOD-END]                          MAR-31-1999
[CASH]                                 8,644
[INT-BEARING-DEPOSITS]                 8,802
[FED-FUNDS-SOLD]                       5,000
[TRADING-ASSETS]                           -
[INVESTMENTS-HELD-FOR-SALE]            9,571 FV
[INVESTMENTS-CARRYING]                 2,214 BV
[INVESTMENTS-MARKET]                   2,189 MV
[LOANS]                              125,963
[ALLOWANCE]                            1,310
[TOTAL-ASSETS]                       163,755
[DEPOSITS]                           138,660
[SHORT-TERM]                           1,808
[LIABILITIES-OTHER]                    1,426
[LONG-TERM]                            6,311
[COMMON]                               2,583
[PREFERRED-MANDATORY]                      -
[PREFERRED]                                -
[OTHER-SE]                            12,968
<TOTAL-LIABILITIES-AND-EQUITIES>     163,755
[INTEREST-LOAN]                        2,650
[INTEREST-INVEST]                        138
[INTEREST-OTHER]                         171
[INTEREST-TOTAL]                      2,959
<INTEREST-DEPOSITS>                      935
[INTEREST-EXPENSE]                     1,064
[INTEREST-INCOME-NET]                  1,895
[LOAN-LOSSES]                            180
[SECURITIES-GAINS]                         -
[EXPENSE-OTHER]                        1,764
[INCOME-PRETAX]                          341
[INCOME-PRE-EXTRAORDINARY]               130
[EXTRAORDINARY]                            -
[CHANGES]                                  -
[NET-INCOME]                             211
<EPS-BASIC>                                0.08
[EPS-DILUTED]                              0.08
[YIELD-ACTUAL]                             5.39
[LOANS-NON]                              721
[LOANS-PAST]                             247
[LOANS-TROUBLED]                           -
[LOANS-PROBLEM]                            -
[ALLOWANCE-OPEN]                       1,128
[CHARGE-OFFS]                              7
[RECOVERIES]                               9
[ALLOWANCE-CLOSE]                      1,310
[ALLOWANCE-DOMESTIC]                   1,310
[ALLOWANCE-FOREIGN]                        -
[ALLOWANCE-UNALLOCATED]                  752