Form 10-Q
period 1999-06-30
CENTURY BANCSHARES INC
filed 1999-08-16
CIK 785813

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



       At August 10, 1999, there were 2,689,313 shares of the registrant's
              Common Stock, par value $1.00 per share outstanding.


                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       For The Quarter Ended June 30, 1999

                                TABLE OF CONTENTS




           PART I -   FINANCIAL INFORMATION                        Page

Item 1.    Financial Statements..........................................   1

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................   8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk....  22

           PART II -  OTHER INFORMATION

Item 1.    Legal Proceedings.............................................  23

Item 2.    Changes in Securities and Use of Proceeds.....................  23

Item 3.    Defaults Upon Senior Securities...............................  23

Item 4.    Submission of Matters to a Vote of Security Holders...........  23

Item 5.    Other Information.............................................  23

Item 6.    Exhibits and Reports on Form 8-K..............................  23

Signatures...............................................................  24

Exhibit Index............................................................  25

           Exhibit 10.17
           Amendment dated March 31, 1999, of the employment agreement between the Company and the Bank and Mr. Joseph S. Bracewell..  26

           Exhibit 27
           Financial Data Schedule for the quarter ended June 30, 1999...  27



                         PART I - FINANCIAL INFORMATION
Item 1.     Condensed Financial Information

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q


Consolidated Statements of Financial Condition
June 30, 1999, and December 31, 1998
                                                                                June 30,
                                                                                  1999              December 31,
                                                                               (Unaudited)              1998
                                                                             ----------------      ----------------
ASSETS

Cash and due from banks                                                          $ 5,058,255           $ 8,950,733
Federal funds sold                                                                10,000,000             4,285,000
Interest bearing deposits in other banks                                          18,379,479             9,847,315
Investment securities available-for-sale, at fair value                            9,104,036             6,811,356
Investment securities, at cost, fair value of $1,970,115
    and $2,449,680 at June 30, 1999
    and   December 31, 1998, respectively                                          2,054,782             2,441,537
Loans held for sale                                                                  180,000                     -

Loans, net of unearned income                                                    130,197,206           115,231,298
Less:  allowance for credit losses                                                (1,408,621)           (1,128,147)
                                                                             ----------------      ----------------
Loans, net                                                                       128,788,585           114,103,151

Premises and equipment, net                                                        1,212,123             1,372,370
Accrued interest receivable                                                          940,203               742,721
Deposit premiums, net                                                              1,451,463             1,546,232
Net deferred taxes                                                                   707,616               683,113
Other assets                                                                         561,737               566,373
                                                                             ----------------      ----------------
              Total Assets                                                     $ 178,438,279         $ 151,349,901
                                                                             ----------------      ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
     Noninterest-bearing                                                        $ 32,327,729          $ 31,676,194
     Interest-bearing                                                            113,471,967            94,535,082
                                                                             ----------------      ----------------
Total deposits                                                                   145,799,696           126,211,276

Other borrowings                                                                  15,529,410             8,461,241
Other liabilities                                                                  1,320,734             1,360,710
                                                                             ----------------      ----------------
              Total Liabilities                                                  162,649,840           136,033,227
                                                                             ----------------      ----------------

Stockholders' Equity:
Common stock, $1 par value; 5,000,000 shares authorized;
     2,720,956, and 2,574,219 shares issued at June 30, 1999
     and December 31, 1998, respectively                                           2,720,956             2,574,219
Additional paid in capital                                                        13,030,713            12,343,631
Treasury stock, at cost, 5,000 shares at June 30, 1999                               (30,303)                    -
Retained earnings                                                                    121,026               392,384
Accumulated other comprehensive income (loss),
       net of tax effect                                                             (53,953)                6,440
                                                                             ----------------      ----------------
              Total Stockholders' Equity                                          15,788,439            15,316,674
Commitments and contingencies
                                                                             ----------------      ----------------
              Total Liabilities and Stockholders' Equity                       $ 178,438,279         $ 151,349,901
                                                                             ----------------      ----------------

See accompanying condensed notes to consolidated financial statements (unaudited).




                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

Consolidated Statements of Operations (Unaudited)
Three and Six Months Ended June 30, 1999 and 1998
                                                                Three Months    Three Months    Six Months      Six Months
                                                                   Ended           Ended           Ended          Ended
                                                               June 30, 1999   June 30, 1998   June 30, 1999  June 30, 1998
                                                               --------------  --------------  -------------- ---------------

Interest income:
     Interest and fees on loans                                 $ 2,860,807     $ 2,285,711     $ 5,510,757     $ 4,619,303
     Interest on federal funds sold                                   69,119          51,145         116,589         124,905
     Interest on deposits in other banks                             147,562         150,468         271,490         408,750
     Interest on securities available-for-sale                       125,324         218,968         225,433         434,398
     Interest on securities held-to-maturity                          34,079          62,602          71,662         145,154
                                                               --------------  --------------  -------------- ---------------
Total interest income                                              3,236,891       2,768,894       6,195,931       5,732,510

Interest expense:
     Interest on deposits:
          Savings accounts                                           212,006         203,039         427,127         395,747
          NOW accounts                                                54,835          72,620         115,222         164,844
          Money market accounts                                      163,881         185,488         328,021         418,708
          Certificates under $100,000                                376,962         303,087         663,330         663,484
          Certificates $100,000 and over                             252,908         228,148         461,896         450,828
                                                               --------------  --------------  -------------- ---------------
     Total interest on deposits                                    1,060,592         992,382       1,995,596       2,093,611
     Interest on other borrowings                                    186,676         124,883         315,339         251,172
                                                               --------------  --------------  -------------- ---------------
Total interest expense                                             1,247,268       1,117,265       2,310,935       2,344,783

                                                               --------------  --------------  -------------- ---------------
Net interest income                                                1,989,623       1,651,629       3,884,996       3,387,727
Provision for credit losses                                          145,000         190,000         325,000         383,000
                                                               --------------  --------------  -------------- ---------------
Net interest income after provision for credit losses              1,844,623       1,461,629       3,559,996       3,004,727

Noninterest income:
     Service charges on deposit accounts                             175,049         110,158         328,624         208,595
     Other operating income                                          270,977         146,649         507,383         298,855
     Gain on sale of available for sale securitites                        -          14,570               -          14,570
     Gain on liquidation of other real estate owned                        -          15,853               -          15,853
                                                               --------------  --------------  -------------- ---------------
Total noninterest income                                             446,026         287,230         836,007         537,873
                                                               --------------  --------------  -------------- ---------------

Noninterest expense:
     Salaries and employee benefits                                  719,486         482,651       1,384,446       1,086,230
     Occupancy and equipment expense                                 214,177         205,247         420,552         411,170
     Professional fees                                               183,966         209,740         348,198         400,429
     Depreciation and amortization of premises and equipment         110,031         117,942         227,446         236,309
     Amortization of deposit premiums                                 47,384          47,384          94,768          94,768
     Data processing                                                 284,317         169,141         545,486         336,774
     Communications                                                   90,936          70,989         169,928         134,506
     Federal deposit insurance premiums                                4,305           3,376           8,656           9,636
     Other operating expenses                                        163,392         179,774         382,204         346,606
                                                               --------------  --------------  -------------- ---------------
                                                               --------------  --------------  -------------- ---------------
Total noninterest expense                                          1,817,994       1,486,244       3,581,684       3,056,428
                                                               --------------  --------------  -------------- ---------------

Income before income tax expense                                     472,655         262,615         814,319         486,172
Income tax expense                                                   179,560          93,078         309,877         184,745
                                                               --------------  --------------  -------------- ---------------
Net income                                                         $ 293,095       $ 169,537       $ 504,442       $ 301,427
                                                               --------------  --------------  -------------- ---------------

Basic income per common share                                         $ 0.11          $ 0.07          $ 0.19          $ 0.12
Diluted income per common share                                         0.11            0.06            0.18            0.11

Weighted-average common shares outstanding                         2,714,802       2,473,959       2,711,818       2,457,550

See accompanying condensed notes to consolidated financial statements (unaudited).





                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

Consolidated Statements of Stockholders' Equity (Unaudited)
Six Months Ended June 30, 1999 and 1998

                                                                                                    Accumulated
                                        Common       Additional                                        Other             Total
                                        stock         paid in                        Retained      Comprehensive     Stockholders'
                                      $1.00 par       capital     Treasury Stock     earnings      Income (Loss)        Equity
                                    -----------------------------------------------------------------------------------------------
Balance, December 31, 1997             $ 2,209,229   $ 10,695,480             $ -      $ 651,646          $ (20,829)   $ 13,535,526

Comprehensive Income:
Net income                                                                               301,427                            301,427
Unrealized gain on investment
  securities available-for-sale,
  net of tax effect of $4,678                                                                                 8,687           8,687
                                    -----------------------------------------------------------------------------------------------
Total Comprehensive Income (Loss)                -              -               -        301,427              8,687         310,114

Stock dividend  112,665 shares             112,665        779,765                       (894,288)                            (1,858)
Exercise of common stock options
   43,099 shares                            43,099         91,896                                                           134,995
Exercise of warrants
   3,817 shares                              3,817         15,727                                                            19,544
Other                                                     (22,858)                                                          (22,858)
                                    -----------------------------------------------------------------------------------------------

Balance, June 30, 1998                 $ 2,368,810   $ 11,560,010             $ -       $ 58,785          $ (12,142)   $ 13,975,463
                                    ------------------------------------------------------------------------------------------------




Balance, December 31, 1998             $ 2,574,219   $ 12,343,631             $ -      $ 392,384            $ 6,440    $ 15,316,674

Comprehensive Income
Net income                                                                               504,442                            504,442
Unrealized gain (loss) on investment
  securities available-for-sale,
  net of tax effect of $32,519                                                                              (60,393)        (60,393)
                                    ------------------------------------------------------------------------------------------------
Total Comprehensive Income (Loss)        2,574,219     12,343,631               -        896,826            (53,953)     15,760,723

Stock dividend 129,173 shares              129,173        645,865                       (775,800)                              (762)
Purchase of treasury stock, at cost,
   5,000 shares                                                           (30,303)                                          (30,303)
Exercise of common stock options
   17,564 shares                            17,564         41,217                                                            58,781
                                    ------------------------------------------------------------------------------------------------

Balance, June 30, 1999                 $ 2,720,956   $ 13,030,713       $ (30,303)     $ 121,026          $ (53,953)   $ 15,788,439
                                    ------------------------------------------------------------------------------------------------



See accompanying condensed notes to consolidated financial statements (unaudited).



                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 30, 1999 and 1998

                                                                         Six Months          Six Months
                                                                           Ended               Ended
                                                                       June 30, 1999       June 30, 1998
                                                                      -----------------   -----------------
Cash flows from operating activities:
Net income                                                                   $ 504,442           $ 301,427
Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization of premises and equipment                 227,446             236,309
       Amortization of deposit premiums                                         94,768              94,768
       Provision for credit losses                                             325,000             383,000
       Gain on sale of available-for-sale securities                                 -             (14,570)
       Gain on liquidation of other real estate owned                                -             (15,853)
       (Increase) decrease in accrued interest receivable                     (197,482)            187,955
       (Increase) decrease in other assets                                       4,636             (70,219)
       Increase (decrease) in other liabilities                                (39,976)             24,876
                                                                      -----------------   -----------------
Total adjustments                                                              414,392             826,266
                                                                      -----------------   -----------------
Net cash provided by operating activities                                      918,834           1,127,693
                                                                      -----------------   -----------------

Cash flows from investing activities:
Net decrease (increase) in loans                                           (14,965,908)         (7,321,997)
Net decrease (increase) in loans held for sale                                (180,000)                  -
Net decrease (increase) in interest bearing deposits in other banks         (8,532,164)         10,742,158
Purchases of securities available-for-sale                                  (3,170,000)         (1,998,440)
Proceeds from sale of securities available-for-sale                                  -           6,527,985
Repayments and maturities of securities available-for-sale                     841,320           1,806,310
Repayments and maturities of securities held-to-maturity                       386,755             844,624
Proceeds from sale of other real estate owned                                        -              67,853
Purchase of premises and equipment                                             (67,239)            (87,847)
                                                                      -----------------   -----------------
Net cash provided by (used in) investing activities                        (25,687,236)         10,580,646
                                                                      -----------------   -----------------

Cash flows from financing activities:
Net (decrease) increase in demand, savings, NOW and
     money market deposit accounts                                           5,091,227          (8,120,483)
Net (decrease) increase in certificates of deposit                          14,497,193          (6,350,327)
Net (decrease) increase in other borrowings                                  1,522,928            (216,617)
Proceeds from long term borrowing                                            6,000,000                   -
Repayment of long-term debt                                                   (454,759)           (454,937)
Purchase of treasury stock                                                     (30,303)                  -
Net proceeds from issuance of common stock                                      58,019             131,681
Other                                                                          (93,381)             (1,858)
                                                                      -----------------   -----------------
Net cash (used in) provided by financing activities                         26,590,924         (15,012,541)
                                                                      -----------------   -----------------

Net increase (decrease) in cash and cash equivalents                         1,822,522          (3,304,202)
Cash and cash equivalents, beginning of year                                13,235,733          12,069,139
                                                                      -----------------   -----------------
Cash and cash equivalents, end of period                                  $ 15,058,255         $ 8,764,937
                                                                      -----------------   -----------------

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowings                                   $ 2,198,477         $ 2,379,016
Income taxes paid                                                              375,000              27,000


See accompanying condensed notes to consolidated financial statements (unaudited).


                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1) Basis of Presentation

 In the opinion of management the unaudited consolidated financial statements as of June 30, 1999 and December 31, 1998 and for the three and six months ended June 30, 1999 and 1998 contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of such dates and for such periods.
The unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto appearing in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1999 or any future periods. Certain prior period balances have been restated to conform with the current period.



(2) Investment Securities

 Investment securities available-for-sale, and their contractual maturities, at June 30, 1999 are summarized as follows:
                                                                               Gross           Gross
                                                              Amortized      Unrealized      Unrealized         Fair
                                                                 Cost           Gains          Losses          Value
--------------------------------------------------------------------------------------------------------------------------
Obligations of U.S. treasury and
 government agencies:
            Within one year                                    $ 1,999,553        $ 2,125             $ -     $ 2,001,678
            After one, but within five years                     3,168,497              -          59,003       3,109,494
            After five, but within ten years                     1,265,041              -           4,553       1,260,488
            After ten years                                        497,339          1,091          12,305         486,125
                                                           ---------------------------------------------------------------
                                                           ---------------------------------------------------------------
            Total                                                6,930,430          3,216          75,861       6,857,785
                                                           ---------------------------------------------------------------
Collateralized mortgage obligations:
            After one, but within five years                       332,850              -           5,629         327,221
            After ten years                                        207,748              -           4,730         203,018
                                                           ---------------------------------------------------------------
            Total                                                  540,598              -          10,359         530,239
                                                           ---------------------------------------------------------------
Federal Reserve Bank stock                                         236,350              -               -         236,350
Federal Home Loan Bank stock                                       605,500              -               -         605,500
Other                                                              874,162              -               -         874,162
                                                           ---------------------------------------------------------------
 Total investment securities available-for-sale                $ 9,187,040        $ 3,216        $ 86,220     $ 9,104,036
                                                           ---------------------------------------------------------------


Investment securities held-to-maturity, and their contractual maturities at June 30, 1999, are summarized as follows:

                                                                               Gross           Gross
                                                              Amortized      Unrealized      Unrealized         Fair
                                                                 Cost           Gains          Losses          Value
--------------------------------------------------------------------------------------------------------------------------
Obligations of U.S. treasury and
 government agencies:
            After ten years                                    $ 2,054,782        $ 1,066        $ 85,733     $ 1,970,115
                                                           ---------------------------------------------------------------
 Total investment securities held-to-maturity                  $ 2,054,782        $ 1,066        $ 85,733     $ 1,970,115
                                                           ---------------------------------------------------------------

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(3)      Income per Common Share


Basic income per share is calculated by dividing net income by the weighted-average common shares outstanding. Diluted income per share is calculated by dividing net income by the sum of weighted-average common shares and common stock equivalents. On April 14, 1999, the Company declared a 5 percent stock dividend payable on May 28, 1999, to common stock shareholders of record as of April 28, 1999, resulting in the issuance of 129,173 shares and a corresponding increase in stock options outstanding. On May 19, 1998, the Company declared a 5 percent stock dividend payable on June 29, 1998, to common stock shareholders f record as of May 29, 1998, resulting in the issuance of 112,665 shares and a corresponding increase in stock options and warrants ourstanding. Weighted-average shares outstanding and income per common share have been restated for the effect of the stock dividends.


                                                               Three Months Ended               Six Months Ended
                                                                          June 30,                         June 30,
                                                           -----------------------------    -------------------------------
                                                               1999           1998                1999           1998
                                                           -----------------------------    -------------------------------

Basic Income Per Share:
Net income applicable to common stock                           $293,095       $169,537             $504,442      $301,427

Weighted-average common shares outstanding                     2,714,802      2,473,959            2,711,818     2,457,550
                                                           -----------------------------    -------------------------------

Basic income per share                                             $0.11          $0.07                $0.19         $0.12
                                                           -----------------------------    -------------------------------

Diluted Income Per Share:
Net income applicable to common stock                           $293,095       $169,537             $504,442      $301,427

Weighted-average common shares outstanding                     2,714,802      2,473,959            2,711,818     2,457,550
Dilutive effect of warrants and stock options                     27,393        179,020               27,393       180,825
                                                           -----------------------------    -------------------------------
Diluted weighted-average common shares outstanding             2,742,195      2,652,978            2,739,211     2,638,375

Diluted income per share                                           $0.11          $0.06                $0.18         $0.11
                                                           -----------------------------    -------------------------------

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

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. In certain circumstances a derivative may be specifically designed as a hedge of the exposure to changes in the fair values of a recognized asset or liability or an unrecognized firm commitment, the exposure to variable cash flows of a forecasted transaction, or the exposure to fluctuations in foreign currency. SFAS No. 133 will be effective for all periods beginning after June 15, 2000. Earlier application is permitted, but the statement shall not be applied retroactively to financial statements of prior periods. The Company does not anticipate any material impact from the implementation of SFAS No. 133.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Century Bancshares, Inc., a Delaware corporation ("Company"), and a registered bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA"), was incorporated and organized in 1985. The Company began active operations in 1986 with the acquisition of its subsidiary, Century National Bank ("Bank"), a full service bank which opened for business in 1982. The Bank provides a broad line of financial products and services to small and medium sized businesses and consumers, through its main office located at 1875 Eye Street, N.W., Washington, D.C., a branch office located at
1275 Pennsylvania Avenue, N.W.,  two offices in Northern Virginia at
8251 Greensboro Drive and 6832 Old Dominion Drive, McLean, Virginia, and a branch office at 7625 Wisconsin Avenue, Bethesda, Maryland. Lending services are concentrated in professional, service, and commercial business sectors located in the metropolitan Washington, DC area. The Company has contracted to purchase what will become its sixth branch office and the third in Northern Virginia. The acquisition of this new branch in Dumfries, Virginia, is expected to be completed in October 1999 with loans and deposits of approximately
$5.7 million and $9.8 million, respectively. The Company's principal executive offices are located at 1275 Pennsylvania Avenue, N.W., Washington, DC 20004, and its phone number at that address is (202) 496-4100.

     The Company derives substantially all of its revenue and income from the operation of the Bank, which provides a full range of commercial and consumer banking services to small and middle market businesses and individuals in the Washington, DC metropolitan area. As of June 30, 1999, the Company had total assets of $178.4 million, total deposits of $145.8 million, and stockholders' equity of $15.8 million. At June 30, 1999, the Company had approximately 1,000 shareholders of the Company's common stock, par value $1.00 per share ("Common Stock").

    Items 2 and 3 of this report contain certain forward-looking statements regarding future financial condition and results of operations and the Company's business operations. The words "may," "intend," "will," "believe," "expect," "estimate," "anticipate," "predict" and similar expressions, the negatives of those words and other variations on those words or comparable terminology, and similar expressions are intended to identify forward-looking statements. Such tatements involve risks, uncertainties and assumptions and, although the Company believes that such assumptions are reasonable, it can give no assurance that its expectations regarding these matters will be achieved. Our actual results may differ materially from what we expect. The important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, the factors discussed in the Company's Form 10-K for the year ended December 31, 1998 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as the following factors: general economic conditions in the Washington, DC metropolitan area; changes in interest rates; changes in asset quality; the effect on the Company of the extensive scheme of regulation by several federal agencies; the departure of certain key executives; the year 2000 problem; and competition from other providers of financial services. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, such actual outcomes may vary materially from those indicated.

Net Income

     For the three months ended June 30, 1999, the Company's net income was $293 thousand, or $0.11 per diluted share, compared with $170 thousand for the first three months of 1998, or $0.06 per diluted share. The 73 percent increase in net income was primarily attributable to a $338 thousand increase in net interest income resulting from a significant increase in earning assets, and a $159 thousand increase in noninterest income, partially offset by a $332 thousand increase in noninterest expense. Service charges on deposit accounts increased by 59 percent to $175 thousand, and other operating income increased 85 percent to $271 thousand primarily as a result of an increase in bank card revenues. Increases in noninterest expenses included 49 percent increase in of salaries and benefits, and a 68 percent increase in data processing due largely to the increased costs of bank card processing of merchant accounts. Return on average assets was 0.70 percent in the second quarter of 1999 compared to 0.48 percent for the same period in 1998. Return on average stockholders' equity was 7.50 percent for the three months ended
June 30, 1999, compared with 4.89 percent for the same period in 1998. Stockholders' equity to total assets was 8.85 percent at June 30, 1999 compared to 10.13 percent at June 30, 1998.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Net Income,  continued

     For the six months ended June 30, 1999, the Company's net income was $504 thousand, or $0.18 per diluted share, compared with $301 thousand for the first six months of 1998, or $0.11 per diluted share. The 67 percent increase in net income was primarily attributable to a $497 thousand increase in net interest income resulting from a significant increase in earning assets, and a $298 thousand increase in noninterest income, partially offset by a $525 thousand increase in noninterest expense. Service charges on deposit accounts increased by 58 percent to $329 thousand, and other operating income increased 70 percent to $507 thousand primarily as a result of an increase in bank card revenues. Increases in noninterest expenses included 27 percent a increase in the cost of salaries and benefits, and a 62 percent increase in data processing due largely to increased costs of bank card processing of merchant accounts. Return on average assets was 0.63 percent in the first half of 1999 compared to 0.42 percent for the same period in 1998. Return on average stockholders' equity was 6.54 percent for the first six months ended June 30, 1999, compared with 4.41 percent for the same period in 1998. Stockholders' equity to total assets was 8.85 percent at June 30, 1999 compared to
10.13 percent at June 30, 1998.


Net Interest Income

     For the quarter ended June 30, 1999, net interest income was $2.0 million compared with $1.7 million for the quarter ended June 30, 1998, an increase of $338 thousand, or 20 percent. The increase in net interest income between the periods was due to an increase in the net interest spread as the 0.36 percent reduction in the cost of funds exceeded the 0.25 percent reduction in the gross yield on earning assets, and there was a $5.2 million increase in average net interest earning assets while the net interest margin was unchanged at
5.02 percent during the second quarter of 1999.

     For the six months ended June 30, 1999, net interest income was $3.9 million compared with $3.4 million for the six months ended June 30, 1998, an increase of $497 thousand, or 15 percent. The increase in net interest income between the periods was due to an increase in the net interest spread as the 0.45 percent reduction in the cost of funds exceeded the 0.30 percent reduction in the gross yield on earning assets, and there was a $6.0 million increase in average net interest earning assets while the net interest margin increased by 0.12 percent to 5.19 percent during the first half of 1999.

   During the three and six month periods of 1999 compared to 1998, the reduction in the yields of the components of earning assets was greater than the reduction in the yield on total average earning assets, because there was a redeployment of assets from relatively lower yielding securities and short term investments to relatively higher yielding loans.

The following tables set forth the average yields and rates for interest earned and paid for significant categories of interest earning assets and interest bearing liabilities for the three and six month periods ended June 30, 1999 and 1998.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q



ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS, CONTINUED


                                                                   Three Months Ended June 30,
                                       -----------------------------------------------------------------------------
                                           1999                                       1998
                                       --------------------------------------   ------------------------------------
                                                      Interest                               Interest
                                         Average       Income/      Average        Average   Income/     Average
                                         Balance       Expense     Yield/Rate      Balance   Expense   Yield/Rate
                                       --------------------------------------   ------------------------------------
                                                                 ($ in thousands)
Interest-Earning Assets
  Loans, net (1)                          $ 129,537    $ 2,861        8.86%     $ 97,811      $ 2,286      9.37%
  Investment securities (2)                  11,410        159        5.59%       19,403          282      5.83%
  Federal funds sold                          5,762         69        4.80%        3,769           51      5.43%
  Interest bearing deposits
    with banks                               12,236        148        4.85%       10,993          150      5.47%
                                       ------------------------------------     --------------------------------
Total interest-earning assets               158,945      3,237        8.17%      131,976        2,769      8.42%

  Cash and due from banks                     6,461                                5,413
  Other assets                                3,412                                4,025
                                       -------------                            --------------
Total Assets                              $ 168,818                             $ 141,414
                                       -------------                            --------------

Interest-Bearing Liabilities
  Interest-Bearing Deposits:
    NOW accounts                           $ 19,357       $ 55        1.14%     $ 17,178         $ 73      1.70%
    Savings accounts                         20,188        212        4.21%       17,708          203      4.60%
    Money market accounts                    21,081        164        3.12%       20,658          185      3.59%
    Time deposits                            49,137        630        5.14%       38,128          531      5.59%
  Borrowings and notes payable               13,059        186        5.71%        7,356          125      6.82%
                                       ------------------------------------     --------------------------------
Total interest-bearing
    liabilities                             122,822      1,247        4.07%      101,028        1,117      4.43%
                                       ------------------------------------     --------------------------------
  Non-interest bearing deposits              28,739                               25,007
  Other liabilities                           1,573                                1,484
                                       -------------                            --------------
Total liabilities                           153,134                              127,519

Stockholders' equity                         15,684                               13,895
                                       -------------                            --------------
Total liabilities and
    stockholders' equity                  $ 168,818                             $ 141,414
                                       -------------                            --------------
Net interest income and spread                         $ 1,990        4.10%                    $ 1,652     3.98%
                                                       --------------------                    -----------------

Net interest margin                                                   5.02%                                5.02%
                                                                  ---------                             --------

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

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q



ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS, CONTINUED

                                                                    Six Months Ended June 30,
                                       ------------------------------------------------------------------------------
                                           1999                                       1998
                                       -------------------------------------- ---------------------------------------
                                                      Interest                                    Interest
                                         Average       Income/      Average      Average      Income/       Average
                                         Balance       Expense     Yield/Rate    Balance      Expense     Yield/Rate
                                       -------------------------------------- --------------------------------------
                                                                  ($ in thousands)

Interest-Earning Assets
  Loans, net (1)                          $ 124,227   $ 5,511        8.95%      $ 96,046      $ 4,619        9.70%
  Investment securities (2)                  10,721       297        5.59%        19,311          580        6.06%
  Federal funds sold                          4,792       117        4.92%         4,589          125        5.49%
  Interest bearing deposits
    with banks                               11,099       271        4.92%        14,834          409        5.56%
                                       -----------------------------------      ----------------------------------
Total interest-earning assets               150,839     6,196        8.28%       134,780        5,733        8.58%

  Cash and due from banks                     6,650                                5,348
  Other assets                                3,589                                4,408
                                       -------------                            --------
Total Assets                              $ 161,078                             $ 144,536
                                       -------------                            ---------

Interest-Bearing Liabilities
  Interest-Bearing Deposits:
    NOW accounts                           $ 19,287     $ 115        1.20%      $ 17,927        $ 165        1.86%
    Savings accounts                         20,433       427        4.21%        17,362          396        4.60%
    Money market accounts                    21,136       328        3.13%        22,418          419        3.77%
    Time deposits                            43,800     1,126        5.18%        40,154        1,114        5.59%
  Borrowings and
    notes payable                            10,774       315        5.90%         7,516          251        6.73%
                                       ------------------------------------     ----------------------------------
Total interest-bearing
    liabilities                             115,430     2,311        4.04%       105,377        2,345        4.49%
                                       ---------------------------------------- ----------------------------------
  Non-interest bearing deposits              28,436                               23,974
  Other liabilities                           1,658                                1,404
                                       -------------                            ---------
Total liabilities                           145,524                              130,755

Stockholders' equity                         15,554                               13,781
                                       -------------                            ---------
Total liabilities and
    stockholders' equity                  $ 161,078                             $ 144,536
                                       -------------                            ---------
Net interest income and spread                        $ 3,885        4.25%                    $   3,388      4.09%
                                                      --------------------                      ------------------

Net interest margin                                                  5.19%                                   5.07%
                                                                   -------                                --------

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

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q



ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS, CONTINUED

Noninterest Income

     Noninterest income was $446 thousand in the second quarter of 1999, a $159 thousand increase when compared with the same quarter of 1998, which was $287 thousand (see table below). The increase between the periods was primarily due to increases in deposit service charges, credit card and merchant fees caused by increased volumes, and the new mortgage loan origination program which began in the second quarter of 1999. Unlike 1998, there were no nonrecurring gains from the sale of investment securities or foreclosed property in 1999.



Noninterest Income                                         Three Months Ended
(in thousands)                                                  June 30,                 Change
                                                       ----------------------------------------------
                                                           1999          1998          $         %
                                                       ----------------------------------------------
Service charges on deposit accounts                        $ 175,049  $ 110,158   $  64,891     58.9%
Credit card and merchant fees                                184,981    109,791      75,190     68.5%
Commission and other fee income                               80,957     35,006      45,951    131.3%
Other income                                                   5,039      1,852       3,187    172.1%
Gain on sale of investment securities                              -     14,570     (14,570)  -100.0%
Gain on liquidation of other real estate owned                     -     15,853     (15,853)  -100.0%
                                                       -----------------------------------------------
Total noninterest income                                $    446,026  $ 287,230   $ 158,796     55.3%
                                                       -----------------------------------------------



     Noninterest income was $836 thousand in the first six months of 1999, a $298 thousand increase when compared with the same period of 1998, which was $538 thousand (see table below). The increase between the periods was primarily due to increases in deposit service charges, credit card and merchant fees caused by increased volumes, and the new mortgage loan origination program which began in the second quarter of 1999. Unlike 1998, there were no nonrecurring gains from the sale of investment securities or foreclosed property in 1999.




Noninterest Income                                          Six Months Ended
(in thousands)                                                  June 30,                    Change
                                                       ----------------------------------------------
                                                           1999          1998         $           %
                                                       ----------------------------------------------
Service charges on deposit accounts                     $ 328,624   $ 208,595    $ 120,029     57.5%
Credit card and merchant fees                             374,616     225,266      149,350     66.3%
Commission and other fee income                           113,941      60,158       53,783     89.4%
Other income                                               18,826      13,431        5,395     40.2%
Gain on sale of investment securities                           -      14,570      (14,570)  -100.0%
Gain on liquidation of other real estate owned                  -      15,853      (15,853)  -100.0%
                                                      -----------------------------------------------
Total noninterest income                                $ 836,007   $ 537,873     $ 298,134    55.4%
                                                      -----------------------------------------------

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Noninterest Expense

     Noninterest expense was $1.8 million in the second quarter of 1999, an increase of $332 thousand, or 22 percent, when compared to 1998 when total noninterest expense was $1.5 million. The increase in noninterest expense included a $115 thousand (68 percent) increase in data processing expense, which corresponds with the growth in the bank's operations, the increase in the volume of bank card processing of merchant accounts, and the costs of Y2K preparedness. A significant increase in the scope of the Company's operations was accompanied by increases in many of the noninterest expense categories, including salaries and benefits, which increased by $237 thousand (49 percent) and communications which increased by $20 thousand (28 percent). The $237 thousand increase in salaries and benefits during the second quarter is primarily due to increased personnel costs of $94 thousand (13 percent) consistent with Company growth, and timing differences of $143 thousand (64 percent) associated with the application of SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, between year to date 1999 versus 1998.


Noninterest Expense                                   Three Months Ended
(in thousands)                                             June 30,                 Change
                                                    ---------------------------------------------
                                                       1999        1998          $           %
                                                    ---------------------------------------------
Salaries and employee benefits                        $ 719,486   $ 482,651   $ 236,835    49.1%
Occupancy and equipment expense                         214,177     205,247       8,930     4.4%
Professional fees                                       183,966     209,740     (25,774)  -12.3%
Data processing                                         284,317     169,141     115,176    68.1%
Depreciation and amortization
   of premises and equipment                            110,031     117,942      (7,911)   -6.7%
Amortization of deposit premiums                         47,384      47,384           -     0.0%
Communications                                           90,936      70,989      19,947    28.1%
Other expenses                                          167,697     183,150     (15,453)   -8.4%
                                                    ---------------------------------------------
Total noninterest expense                            $ 1,817,994 $1,486,244   $ 331,750    22.3%
                                                    ---------------------------------------------


     Noninterest expense was $3.6 million in the first half of 1999, an increase of $525 thousand, or 17 percent, when compared to 1998 when total noninterest expense was $3.1 million. The increase in noninterest expense included a $209 thousand (62 percent) increase in data processing expense, which corresponds with the growth in the bank's operations, the increase in the volume of bank card processing of merchant accounts, and the costs of Y2K preparedness. A significant increase in the scope of the Company's operations was accompanied by increases in many of the noninterest expense categories, including salaries and benefits, which increased by $298 thousand (28 percent) and communications which increased by $35 thousand (26 percent).


Noninterest Expense                                    Six Months Ended
(in thousands)                                             June 30,                 Change
                                                    ---------------------------------------------
                                                       1999        1998          $          %
                                                    ---------------------------------------------
Salaries and employee benefits                      $ 1,384,446 $ 1,086,230   $ 298,216    27.5%
Occupancy and equipment expense                         420,552     411,170       9,382     2.3%
Professional fees                                       348,198     400,429     (52,231)  -13.0%
Data processing                                         545,486     336,774     208,712    62.0%
Depreciation and amortization
   of premises and equipment                            227,446     236,309      (8,863)   -3.8%
Amortization of deposit premiums                         94,768      94,768           -     0.0%
Communications                                          169,928     134,506       35,422   26.3%
Other expenses                                          390,860     356,242       34,618    9.7%
                                                    ---------------------------------------------
Total noninterest expense                           $ 3,581,684  $3,056,428   $  525,256   17.2%
                                                   ---------------------------------------------

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Investments

     The Company's investment portfolio of $11.2 million as of June 30, 1999, consisted mostly of U.S. Government Agency obligations. This represented an increase of $1.8 million, or 19 percent, compared with the investment portfolio total of $9.3 million at December 31, 1998. The increase during the first half of 1999 provided additional liquidity and collateral available for borrowing and
customer repurchase agreements.   (see Note 2-- "Investment Securities").

     Investment securities held-to-maturity are stated at cost, adjusted for amortization of premium and accretion of discount. Investment securities available-for-sale are stated at fair value.

Loans

     The Company presently is, and in the future expects to remain, a middle market banking organization serving professionals and businesses with interests in and around the Washington, DC metropolitan area. Most of the Company's loan portfolio is collateralized by first mortgages and home equity lines of credit on residential real estate. Although residential real estate loans increased over the past twelve months, the Company anticipates that this concentration will decline as the Company continues its emphasis on the development of new commercial loan business, including commercial real estate loans. Most of the Company's commercial real estate loans are secured by owner-occupied properties with borrowers that are also banking customers of the Company. As of June 30, 1999 and 1998, approximately $87.1 million (67 percent) and $62.0 million
(61 percent) of the Company's total loan portfolio, respectively, consisted of loans secured by real estate, of which one-to-four family residential mortgage loans and home equity lines of credit represented $34.8 million (27 percent) and $32.3 million (32 percent), respectively, of the Company's total loan portfolio.

                                                                June 30,
                                          -------------------------------------------------------
                                                1999                       1998
                                          -------------------------------------------------------
Type of loan ( in thousands):                  $        %          $             %
                                          -------------------------------------------------------
1-4 family residential mortgage           $ 27,509     21.1%   $  23,875     23.6%
Home equity loans                            7,260      5.6%       8,428      8.3%
Multifamily residential                      2,712      2.1%       2,121      2.1%
Construction                                 5,088      3.9%       1,039      1.0%
Commercial real estate                      44,499     34.2%      26,543     26.2%
Commercial loans                            31,955     24.5%      26,793     26.5%
Installment and credit card loans           10,848      8.3%      12,376     12.2%
Other loans                                    378      0.3%          98      0.1%
                                          -------------------------------------------------------
Gross loans                                130,249    100.0%     101,273    100.0%
                                          ---------            ----------
Less:  Unearned income                          52                    42
                                          ---------            ----------
Total loans, net of unearned              $130,197             $ 101,231
                                          ---------            ----------

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

     Management actively monitors the Company's asset quality in a continuing effort to charge-off loans against the allowance for loan losses when appropriate and to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if actual economic conditions and other assumptions differ from those used in making the initial determinations. At June 30, 1999, the allowance for credit losses was $1.4 million, or 1.08 percent of total loans. This represents an increase in the allowance compared to $1.1 million, or 0.98 percent of total loans as of December 31, 1998. The Company has increased the allowance, as a percentage of total loans outstanding, to reflect the upward trend in loan charge-offs experienced by the Company over the previous two years. The allowance for credit losses as a percentage of nonperforming loans 157 percent at June 30, 1999, compared to 72 percent at December 31, 1998 and 105 percent at June 30, 1998.

     Total nonperforming loans were $898 thousand at June 30, 1999, compared with $1.5 million at December 31, 1998, and $958 thousand at June 30, 1998. At June 30, 1999, there were 5 nonperforming loans amounting to $898 thousand. One of these loans, in the amount of $383 thousand, is secured by owner-occupied commercial real estate with a loan-to-value ratio of 77 percent. A second loan, in the amount of $223 thousand, is secured by residential rental property with a loan-to-value ratio of 81 percent. The other loans are secured by business assets and junior liens on real estate. In each of these cases, the borrowers and the Company are working together to resolve the loans and, although the loans are past due, some payments are being made on a regular basis. Where appropriate, the Company has established reserves which management believes are sufficient to absorb future losses.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Asset Quality, continued


     Provisions for credit losses are charged to income to bring the total allowance for loan losses to a level deemed appropriate by management, based on the factors identified above. The provision for credit losses during the first half of 1999 was $325 thousand, while the allowance for credit losses increased from $1.1 million (0.98 percent of loans) to $1.4 million (1.08 percent of loans) and net charge-offs were $44 thousand. During the first half of 1998, the provision for credit losses was $383 thousand, as the allowance for credit losses increased from $887 thousand (0.94 percent of loans) to $1.0 million (1.00 percent of loans) and net charge-offs were $262 thousand. The increases in the valuation allowance for credit losses were largely the result of the $15.0 million (13 percent) increase in loans outstanding during the first half of 1999 and the $36.0 million (38 percent) increase in loans during the past eighteen months. These trends, taken into consideration with other factors in the Company's internal analysis of the valuation allowance for credit loss, have led to increased reserve requirements and a resulting provision expense to maintain the allowance at a level deemed appropriate by management of the Company (see table on the following page).

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



Nonperforming Loans
(in thousands)
                                                          June 30,
                                                 ---------------------------
                                                     1999          1998
                                                 ---------------------------
Non-accrual loans                                   $ 675        $ 472
90 days past due                                      223          486
                                                 ---------------------------
Total nonperforming loans                             898          958
Other real estate owned                                 -            -
                                                 ---------------------------
Total nonperforming assets                          $ 898        $ 958
                                                 ---------------------------

Nonperforming assets to total assets                0.50%        0.69%




Provision and Allowance for Loan Losses
(in thousands)
                                                          Three Months Ended            Six Months Ended
                                                               June 30,                     June 30,
                                                      --------------------------  -------------------------
                                                          1999          1998           1999         1998
                                                      --------------------------  -------------------------

Average net loans outstanding                             $ 129,537     $ 97,811  $ 124,227      $ 96,046

Loans outstanding at period-end                             130,197      101,231    130,197       101,231

Total nonperforming loans at period end                         898          958        898           958

Beginning balance of allowance                              $ 1,310     $  1,023   $  1,128       $   887
Loans charged-off:
1-4 family residential mortgage                                   -           18          -            18
Home equity loans                                                 -           25          -            26
Commercial loans                                                 14          152         20           162
Installment and credit card loans                                36           51         37           133
                                                      --------------------------  -------------------------
Total loans charged off                                          50          246         57           339
Recoveries of previous charge-offs:
1-4 family residential mortgage                                   2            -          3             1
Home equity loans                                                 -           25          -            27
Commercial loans                                                  -           11          -            11
Installment and credit card loans                                 2            5         10            38
                                                      --------------------------  -------------------------
Total recoveries                                                  4           41         13            77
                                                      --------------------------  -------------------------
Net loans charged-off  (recoveries)                              46          205         44           262

Provision for credit losses                                     145          190        325           383
                                                      --------------------------  -------------------------

Balance at end of period                                   $  1,409     $  1,008   $  1,409       $ 1,008
                                                      --------------------------  -------------------------


                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Deposits

     The Company's total deposits at June 30, 1999 were $145.8 million, an increase of $30.7 million, or 27 percent, over the balance at June 30, 1998, and an increase of $19.6 million, or 16 percent, compared to 1998's year-end balance. Total average deposits were $133.1 million for the six months ended June 30, 1999, an increase of $11.3 million, or 9 percent, compared to the first six months of 1998. The Company views deposit growth as a significant challenge in its effort to increase its asset size. Thus, the Company is focusing on its branching program with increased emphasis on commercial accounts, and the offering of more competitive interest rates and products to stimulate deposit growth. This strategy has and will continue to result in a relatively higher cost of funds in addition to lower fee income as many of these commercial customers may utilize accounts with lower transaction costs and have a lower number of transactions than retail customers.

                                                                     Six Months Ended June 30,
                                          ---------------------------------------------------------------------
                                              1999                                    1998
                                          ---------------------------------------------------------------------
                                                         Weighted-                         Weighted-
                                            Average       Average      % of      Average    Average     % of
                                            Balance        Rate       Total      Balance     Rate      Total
                                          ---------------------------------------------------------------------
                                                                    (in thousands)

Noninterest-Bearing Deposits                  $ 28,436     0.00%       21.4%   $  23,974     0.00%       19.7%
Interest-Bearing Deposits:
    NOW accounts                                19,287     1.20%       14.5%      17,927     1.86%       14.7%
    Savings accounts                            20,433     4.21%       15.4%      17,362     4.60%       14.3%
    Money market accounts                       21,136     3.13%       15.9%      22,418     3.77%       18.4%
    Time deposits                               43,800     5.18%       32.9%      40,154     5.59%       33.0%
                                          -------------   -------    --------  ----------   -------   --------

Total                                        $ 133,092                100.0%   $ 121,835                100.0%
                                          -------------              --------  ----------             --------
Weighted-Average Rate                                      3.02%                             3.47%
                                                          -------                           ------


Capital Resources

     Total stockholders' equity at June 30, 1999 was $15.8 million, an increase of $472 thousand, compared to total stockholders' equity of $15.3 million at December 31, 1998. Stockholders' equity was increased during the first half of 1999 by net income of $504 thousand and by $58 thousand received from the exercise of stock options, and was reduced by $60 thousand attributable to the decline in the market value of investment securities available for sale net of the tax effect and the repurchase of 5,000 shares of common stock held in treasury at a cost of $30 thousand.

     The Office of the Comptroller of the Currency has established certain minimum risk-based capital standards that apply to national banks, and the Company is subject to certain capital requirements imposed by the Federal Reserve Board. At June 30, 1999, Century National Bank exceeded all applicable regulatory capital requirements for classification as a "well capitalized" bank, and the Company satisfied all applicable regulatory requirements imposed on it by the Federal Reserve Board.

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

    The Company believes that it is presently on schedule with respect to its Y2K Plan, and outside reviews to date have found the Company's year 2000
compliance efforts to be satisfactory.   As of June 30, 1999 the Company's
estimated percentage of completion on its Y2K Plan was 98 percent, and the estimated date for 100 percent completion was August 31, 1999. Testing of mission critical systems was completed in November 1998. Testing methodology included copying the entire customer data base onto a Year 2000 compliant (hardware and software) computer system, and utilizing the key Year 2000 dates defined by the Federal Financial Institutions Examination Council (FFIEC) to test date sensitive transactions and calculations. These tests were performed on all mission critical systems and the results revealed compliance or very minor discrepancies; such failed test transactions were tested again in 1999 and the minor discrepancies have been resolved. Material third party risks also include assessing the Year 2000 preparation status of bank borrowing customers. The Company completed a risk assessment of Year 2000 preparedness of borrowers within its loan portfolio as of the bank regulatory target date, September 30, 1998, and continues to monitor Y2K preparedness related to new loans and any borrowers deemed to be at high risk.

    As part of its Y2K Plan, the Company has spent approximately $145,000 for the replacement of outdated computer hardware and software. Much of these expenditures would have been incurred in the ordinary course of business to maintain such computer systems, regardless of Year 2000 problem considerations. The human resources requirement includes the time of regular Company employees, a network administration consultant, and approximately $20,000 of additional consulting expenses. Because most of the Company's data processing is provided by outside vendors on a contract basis, management does not currently anticipate that the costs to address the Company's year 2000 issues will have a significant impact on the financial position or results of operations of the Company.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Year 2000 Compliance, continued


   The Company believes that the most likely worst case scenarios due to the Year 2000 problem could include: (1) lack of liquidity caused by customers' withdrawal of extra cash, (2) increased criminal activity stimulated by public awareness that banks are holding additional cash to avoid liquidity problems, and (3) short term electric power interruptions. The Company is taking steps to establish and renew lines of credit with its correspondent banks and the Federal Home Loan Bank of Atlanta to assure that adequate liquidity will be available to meet the needs of customers. Additional security precautions will be taken to prevent possible crimes due to heightened public awareness of additional cash reserves. The Company does not believe that long term and widespread electric power outages are likely, and has planned to address short term interruptions by training bank management and staff to be ready to provide limited service to customers. The Company is dependent upon the services of Electronic Data Systems Corp. (EDS) in Reston, Virginia, to provide access to customer data bases and other mission critical functions. EDS has informed the Company that EDS has back-up services sites ready and available to provide services to the Company should electric power interruptions or other problems occur in the Reston area. The Company has completed the testing of the mission critical systems provided by EDS. The Company does not expect any significant loss in revenue to occur as a result of Year 2000 problems.

  The Company's Y2K Plan includes certain contingency plans to be implemented in the event compliance benchmarks are not met on a timely basis and/or systems
fail to perform in accordance with plans and expectations.   For the most part,
these contingency plans involve a reversion to manual process for all mission critical business functions, which the Company believes is practical in view of the relative size and scope of its operations. Training of management and staff on these procedures and processes was completed in July 1999, and additional refresher training will be provided during November and December 1999.

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

    Asset liquidity is provided by cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future. The asset liquidity of the Bank is maintained in the form of vault cash, demand deposits with commercial banks, federal funds sold, interest bearing deposits with other financial institutions, short-term investment securities, other investment securities available-for-sale, and short-term loans. The Company has defined "cash and cash equivalents" as those amounts included in cash and due from banks and federal funds sold. At June 30, 1999, the Company had cash and cash equivalents of $15.0 million, an increase of $1.8 million, when compared with the $13.2 million at December 31, 1998.

     Liability liquidity is provided by access to core funding sources, principally customers' deposit accounts in the Company's market area. As a member of the Federal Home Loan Bank of Atlanta ("FHLBA"), the Company is authorized to borrow up to $30.0 million secured by a blanket pledge of its portfolio of 1-to-4-family residential mortgage loans, investment securities, and other collateral. The Company also has lines of credit from larger correspondent banks to borrow excess reserves on an overnight basis (known as "federal funds purchased") in the amount of $5.7 million, and to borrow on a secured basis ("repurchase agreements") in the amount of $5.0 million. At
June 30, 1999, the Company had no federal funds purchased, $2.9 million in customer repurchase agreements, and was utilizing $12.1 million of its available FHLBA borrowings in the form of fixed-rate ($9.1 million) and variable-rate ($3.0 million) advances with an average cost of 5.81%. The Company utilizes fixed rate term credit advances from the FHLBA to fund fixed rate real estate loans of comparable terms and maturities. As of June 30, 1999, the Company had also obtained a guaranteed $4.0 million Y2K Commitment from the FHLBA under which funds will be available in November and December 1999, if needed, in the form of fixed or variable rate advances with 3 to 12 month maturities.

   The Company had cash on hand in the amount of $1.5 million at the holding company level at June 30, 1999. The Company anticipates using these funds as working capital available to support the future growth of the franchise as well as to pay normal operating expenses. Working capital is further augmented by dividends available from the Bank, subject to certain regulatory restrictions generally applicable to national banks. At June 30, 1999, the Company had no indebtedness outstanding at the holding company level.

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

     Management seeks to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. Toward this end, the Company maintains an Asset/Liability Committee (the "ALCO") which reviews, on a regular basis, the maturity and repricing of the assets and liabilities of the Company. The ALCO has adopted the objective of achieving and maintaining a one-year cumulative GAP, as a percent of total assets, of between plus
10 percent and minus 10 percent. In addition, ALCO monitors potential changes in net interest income under various interest rate scenarios. On a consolidated basis, the Company's one year cumulative gap was a positive 4.92 percent of total assets at June 30, 1999.

     Market risk is the risk of loss from adverse changes in market prices and rates, arising primarily from interest rate risk in the Company's portfolios, which can significantly impact the Company's profitability and market value of
equity.   The ALCO has adopted the objective that an immediate increase or decrease of 200 basis points in market interest rate should not result in a change of more than 10 percent (plus or minus) in the Company's projected net interest income over the next twelve months or in the Company's market value of portfolio equity, and not more than 20 percent (plus or minus) in projected net income. At June 30, 1999, the forecasted impact of an immediate increase (or decrease) of 200 basis points would have resulted in an increase (or decrease) in net interest income over a twelve month period of 2.91 percent and (5.04 percent) respectively, an increase (or decrease) in the market value of portfolio equity of 2.31 percent and (2.86 percent) respectively, and an increase (or decrease) in net income over a twelve month period of 10.20 percent and (17.70 percent) respectively.

   Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, the analysis included herein is not intended to be a forecast of the actual effect of a change in market
interest rates on the Company.   The analysis is based on the Company's assets
and liabilities as of June 30, 1999, and does not contemplate any actions the Company might undertake in response to changes in market interest rates, which could change the anticipated results. The analysis assumes repricing and/or repayment of all assets and liabilities in accordance with their contractual terms with the exception of (a) mortgage-backed securities, which are assumed to prepay at a rate based on consensus market expectations, and (b) non-maturity customer deposits, which are assumed to respond to interest rate changes on a three-month time-lag basis consistent with the company's historical experience for various types of deposit accounts.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q



                          PART II - OTHER INFORMATION


Items 1 through 5

              Management notes that no occurrences have taken place during the reporting period which require disclosure under any of the captioned headings.


Item 6.       Exhibits and Reports on Form 8-K

          (a) Exhibits.
              The following exhibits are filed with this report:

              Exhibit 10.17  -
              Amendment dated March 31, 1999,
              of the employment agreement between the Company and the Bank and Mr. Joseph S. Bracewell

              Exhibit 27  -
              Financial Data Schedule,  Quarter Ended June 30, 1999

          (b) Reports on Form 8-K

              None.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                         For Quarter Ended June 30, 1999







                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              CENTURY BANCSHARES, INC.

Date:   August 12, 1999                       By: /s/b/  JOSEPH S. BRACEWELL
-----------------------                           --------------------------
                                                  Joseph S. Bracewell
                                                  Chairman of the Board,
                                                  President and
                                                  Chief Executive Officer



Date:   August 12, 1999                       By: /s/b/ CHARLES V. JOYCE III
-----------------------                           --------------------------
                                                  Charles V. Joyce III
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

                            CENTURY BANCSHARES, INC.

                                  EXHIBIT INDEX

                                  June 30, 1999



The following exhibit is filed within this report.


Exhibit Number                        Description
--------------     -----------------------------------------------------------


10.17             Amendment dated March 31, 1999,
                  of the employment agreement between the Company and the Bank and Mr. Joseph S. Bracewell

27                Financial Data Schedule
                  for the quarter ended June 30, 1999

                                  Exhibit 10.17
                            CENTURY BANCSHARES, INC.


                   Amendment to Executive Employment Agreement

                    [Letterhead of Century Bancshares, Inc.]

   February 19, 1999


   Mr. Joseph S. Bracewell
   President
   Century Bancshares, Inc.
   1275 Pennsylvania Avenue, NW
   Washington, DC 20004

   RE: Executive Employment Agreement dated September 1, 1996, as amended ("Agreement")


   Dear Mr. Bracewell:

  Pursuant to Paragraph 2 of the above-referenced Agreement, this letter constitutes the Employer's written notice that the term of the Agreement will be extended for an additional one (1) year term commencing September 1, 1999, and ending August 31, 2000. Please indicate your consent to such extension by signing below and returning s copy of this letter within sixty (60) days of the date of this letter.

  Very truly yours,

  CENTURY BANCSHARES, INC.


  BY: /s/b/   WILLIAM C. OLDAKER
  William C. Oldaker,  Secretary

  I hereby consent to the extension set forth above.

  BY: /s/b/   JOSEPH S. BRACEWELL     /u/d/    March 31, 1999
      Joseph S. Bracewell                      Date

                    Exhibit 27
             CENTURY BANCSHARES, INC.
             Financial Data Schedule
                  June 30, 1999

[ARTICLE]                             9
[CIK]                                785813
[NAME]                               CENTURY BANCSHARES, INC.
[MULTIPLIER]                         1000
[PERIOD-TYPE]                            6-MOS
[FISCAL-YEAR-END]                     DEC-31-1999
[PERIOD-END]                          JUN-30-1999
[CASH]                                       5,058
[INT-BEARING-DEPOSITS]                      18,379
[FED-FUNDS-SOLD]                             5,000
[TRADING-ASSETS]                                 0
[INVESTMENTS-HELD-FOR-SALE]                  9,104
[INVESTMENTS-CARRYING]                       2,055
[INVESTMENTS-MARKET]                         1,970
[LOANS]                                    130,197
[ALLOWANCE]                                  1,409
[TOTAL-ASSETS]                             178,438
[DEPOSITS]                                 145,800
[SHORT-TERM]                                 3,471
[LIABILITIES-OTHER]                          1,321
[LONG-TERM]                                 12,058
[COMMON]                                     2,721
[PREFERRED-MANDATORY]                            0
[PREFERRED]                                      0
[OTHER-SE]                                  13,067
[TOTAL-LIABILITIES-AND-EQUITY]           178,438
[INTEREST-LOAN]                              5,511
[INTEREST-INVEST]                              297
[INTEREST-OTHER]                               388
[INTEREST-TOTAL]                             6,196
[INTEREST-DEPOSIT]                          2,094
[INTEREST-EXPENSE]                             315
[INTEREST-INCOME-NET]                        2,311
[LOAN-LOSSES]                                  325
[SECURITIES-GAINS]                               0
[EXPENSE-OTHER]                              3,582
[INCOME-PRETAX]                                814
[INCOME-PRE-EXTRAORDINARY]                     504
[EXTRAORDINARY]                                  0
[CHANGES]                                        0
[NET-INCOME]                                   504
[EPS-BASIC]                                      0.19
[EPS-DILUTED]                                    0.18
[YIELD-ACTUAL]                                   5.19
[LOANS-NON]                                    675
[LOANS-PAST]                                   223
[LOANS-TROUBLED]                                 0
[LOANS-PROBLEM]                                  0
[ALLOWANCE-OPEN]                             1,128
[CHARGE-OFFS]                                   57
[RECOVERIES]                                    13
[ALLOWANCE-CLOSE]                            1,409
[ALLOWANCE-DOMESTIC]                         1,409
[ALLOWANCE-FOREIGN]                              0
[ALLOWANCE-UNALLOCATED]                        675

                                     - 27 -