Form 10-Q
period 1999-09-30
CENTURY BANCSHARES INC
filed 1999-11-15
CIK 785813

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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



                         At October 31, 1999, there were
                             2,592,090 shares of the
                         registrant's Common Stock, par
                       value $1.00 per share outstanding.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    For The Quarter Ended September 30, 1999


                                TABLE OF CONTENTS

                                                                       PAGE

              PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements                                        1

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         8

Item 3.       Quantitative and Qualitative Disclosures
              About Market Risk                                          22

              PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                         23

Item 2.       Changes in Securities and Use of Proceeds                  23

Item 3.       Defaults Upon Senior Securities                            23

Item 4.       Submission of Matters to a Vote of Security Holders        23

Item 5.       Other Information                                          23

Item 6.       Exhibits and Reports on Form 8-K                           23

Signatures                                                               24

              Exhibit Index                                              25

              Exhibit 27
              Financial Data Schedule
              for the quarter ended September 30, 1999                   26

                         PART I - FINANCIAL INFORMATION
Item 1.     Condensed Financial Information

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

Consolidated Statements of Financial Condition
September 30, 1999, and December 31, 1998
                                                                                        September 30,
                                                                                             1999                 December 31,
                                                                                         (Unaudited)                  1998
                                                                                       -----------------        -----------------
ASSETS

Cash and due from banks                                                                    $ 10,085,516              $ 8,950,733
Federal funds sold                                                                            4,400,000                4,285,000
Interest bearing deposits in other banks                                                     33,328,019                9,847,315
Investment securities available-for-sale, at fair value                                      14,211,726                6,811,356
Investment securities, at cost, fair value of $3,875,128
    and $2,449,680 at September 30, 1999
    and   December 31, 1998, respectively                                                     3,999,844                2,441,537

Loans, net of unearned income                                                               131,647,670              115,231,298
Less:  allowance for credit losses                                                           (1,350,806)              (1,128,147)
                                                                                       -----------------        -----------------
Loans, net                                                                                  130,296,864              114,103,151

Premises and equipment, net                                                                   1,228,712                1,372,370
Accrued interest receivable                                                                     926,970                  742,721
Deposit premiums, net                                                                         1,404,079                1,546,232
Net deferred taxes                                                                              729,224                  683,113
Other assets                                                                                    690,964                  566,373
                                                                                       -----------------        -----------------
                Total Assets                                                              $ 201,301,918            $ 151,349,901
                                                                                       -----------------        -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
     Noninterest-bearing                                                                   $ 29,627,630             $ 31,676,194
     Interest-bearing                                                                       107,787,499               94,535,082
                                                                                       -----------------        -----------------
Total deposits                                                                              137,415,129              126,211,276

Federal funds purchased and securities sold under agreements to repurchase                    7,796,079                1,359,330
Other borrowings                                                                             39,406,895                7,101,911
Other liabilities                                                                             1,370,523                1,360,710
                                                                                       -----------------        -----------------
                Total Liabilities                                                           185,988,626              136,033,227
                                                                                       -----------------        -----------------

Stockholders' Equity:
Common stock, $1 par value; 5,000,000 shares authorized; 2,722,090 and
   2,574,219 shares issued at September 30, 1999 and December 31, 1998,
   respectively                                                                               2,722,090                2,574,219
Additional paid in capital                                                                   13,031,558               12,343,631
Treasury stock, at cost,  130,000 shares at September 30, 1999                                 (789,863)                       -
Retained earnings                                                                               443,588                  392,384
Accumulated other comprehensive income (loss),
       net of tax effect                                                                        (94,081)                   6,440
                                                                                       -----------------        -----------------
                Total Stockholders' Equity                                                   15,313,292               15,316,674
Commitments and contingencies
                                                                                       -----------------        -----------------
                Total Liabilities and Stockholders' Equity                                $ 201,301,918            $ 151,349,901
                                                                                       -----------------        -----------------

See accompanying condensed notes to consolidated financial statements
(unaudited).

                                                CENTURY BANCSHARES, INC.
                                              QUARTERLY REPORT ON FORM 10-Q

Consolidated Statements of Operations (Unaudited)
Three and Nine Months Ended September 30, 1999 and 1998
                                                                   Three Months Ended             Nine Months Ended
                                                                     September 30,                  September 30,
                                                             ------------------------------  -----------------------------
                                                                 1999            1998            1999           1998
                                                             --------------  --------------  -------------- --------------

Interest income:
     Interest and fees on loans                               $ 2,872,897     $ 2,364,953     $ 8,383,654    $ 6,984,256
     Interest on federal funds sold                                 60,611         143,922         177,200        268,827
     Interest on deposits in other banks                           171,048         133,917         442,539        542,667
     Interest on securities available-for-sale                     166,590         128,341         392,023        562,739
     Interest on securities held-to-maturity                        52,138          47,607         123,800        192,761
                                                             --------------  --------------  -------------- --------------
Total interest income                                            3,323,284       2,818,740       9,519,216      8,551,250

Interest expense:
     Interest on deposits:
          Savings accounts                                         212,386         216,052         639,513        611,799
          NOW accounts                                              53,936          75,862         169,158        240,706
          Money market accounts                                    150,291         186,634         478,312        605,342
          Certificates under $100,000                              383,924         293,668       1,047,254        957,152
          Certificates $100,000 and over                           264,614         222,819         726,511        673,647
                                                             --------------  --------------  -------------- --------------
     Total interest on deposits                                  1,065,151         995,035       3,060,748      3,088,646
     Interest on other borrowings                                  218,695         125,864         534,034        377,036
                                                             --------------  --------------  -------------- --------------
Total interest expense                                           1,283,846       1,120,899       3,594,782      3,465,682

                                                             --------------  --------------  -------------- --------------
Net interest income                                              2,039,438       1,697,841       5,924,434      5,085,568
Provision for credit losses                                        110,000         154,000         435,000        537,000
                                                             --------------  --------------  -------------- --------------
Net interest income after provision for credit losses            1,929,438       1,543,841       5,489,434      4,548,568

Noninterest income:
     Service charges on deposit accounts                           162,846         114,415         491,470        323,010
     Other operating income                                        248,226         155,277         755,608        454,134
     Gain on sale of available for sale securitites                      -               -               -         14,570
     Gain on liquidation of other real estate owned                      -               -               -         15,853
                                                             --------------  --------------  -------------- --------------
Total noninterest income                                           411,072         269,692       1,247,078        807,567
                                                             --------------  --------------  -------------- --------------

Noninterest expense:
     Salaries and employee benefits                                721,985         537,197       2,106,431      1,623,426
     Occupancy and equipment expense                               194,077         200,257         614,629        611,427
     Professional fees                                             175,076         231,104         523,275        631,533
     Depreciation and amortization of premises and equipment       112,735         117,726         340,181        354,035
     Amortization of deposit premiums                               47,385          47,385         142,153        142,153
     Data processing                                               295,024         174,985         840,510        511,759
     Communications                                                 86,859          71,295         256,787        205,801
     Federal deposit insurance premiums                              4,365           3,827          13,021         13,464
     Other operating expenses                                      182,742         190,375         564,945        536,982
                                                             --------------  --------------  -------------- --------------
Total noninterest expense                                        1,820,248       1,574,151       5,401,932      4,630,580
                                                             --------------  --------------  -------------- --------------

Income before income tax expense                                   520,262         239,382       1,334,580        725,555
Income tax expense                                                 197,699          68,982         507,576        253,728
                                                             --------------  --------------  -------------- --------------
Net income                                                       $ 322,563       $ 170,400       $ 827,004      $ 471,827
                                                             --------------  --------------  -------------- --------------

Basic income per common share                                       $ 0.12          $ 0.07          $ 0.31         $ 0.19
Diluted income per common share                                       0.12            0.06            0.30           0.18

Weighted-average common shares outstanding                       2,671,123       2,495,090       2,698,104      2,470,201

See accompanying condensed notes to consolidated financial statements
(unaudited).

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

Consolidated Statements of Stockholders' Equity (Unaudited)
Nine Months Ended September 30, 1999 and 1998

                                                                                                   Accumulated
                                        Common       Additional                                       Other             Total
                                        stock         paid in                       Retained      Comprehensive     Stockholders'
                                      $1.00 par       capital     Treasury Stock    earnings      Income (Loss)        Equity
                                    -----------------------------------------------------------------------------------------------

Balance, December 31, 1997             $ 2,209,229   $ 10,695,480  $           -      $ 651,646          $ (20,829)   $ 13,535,526

Comprehensive Income:
Net income                                                                              471,827                            471,827
Unrealized gain on investment
  securities available-for-sale,
  net of tax effect of $15,892                                                                              29,514          29,514
                                    -----------------------------------------------------------------------------------------------
Total Comprehensive Income (Loss)                -              -              -        471,827             29,514         501,341

Stock dividend  112,665 shares             112,665        779,765                      (894,288)                            (1,858)
Exercise of common stock options
   56,178 shares                            56,178        131,773                                                          187,951
Exercise of warrants
   25,099 shares                            25,099         98,186                                                          123,285
Other                                                     (22,858)                                                         (22,858)
                                    -----------------------------------------------------------------------------------------------

Balance, September 30, 1998            $ 2,403,171   $ 11,682,346            $ -      $ 229,185            $ 8,685    $ 14,323,387
                                    -----------------------------------------------------------------------------------------------




Balance, December 31, 1998             $ 2,574,219   $ 12,343,631            $ -      $ 392,384            $ 6,440    $ 15,316,674

Comprehensive Income:
Net income                                                                              827,004                            827,004
Unrealized gain (loss) on investment
  securities available-for-sale,
  net of tax effect of $54,127                                                                            (100,521)       (100,521)
                                    -----------------------------------------------------------------------------------------------
Total Comprehensive Income (Loss)                -              -              -        827,004           (100,521)        726,483

Stock dividend 129,173 shares              129,173        645,865                      (775,800)                              (762)
Purchase of treasury stock, at cost,
   130,000 shares                                                       (789,863)                                         (789,863)
Exercise of common stock options
   18,698 shares                            18,698         42,062                                                           60,760
                                    -----------------------------------------------------------------------------------------------

Balance, September 30, 1999            $ 2,722,090   $ 13,031,558     $ (789,863)     $ 443,588          $ (94,081)   $ 15,313,292
                                    -----------------------------------------------------------------------------------------------



See accompanying condensed notes to consolidated financial statements
 (unaudited).

                                       CENTURY BANCSHARES, INC.
                                     QUARTERLY REPORT ON FORM 10-Q


Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 1999 and 1998
                                                                       Nine Months        Nine Months
                                                                          Ended              Ended
                                                                      Sept 30, 1999      Sept 30, 1998
                                                                     ----------------   ----------------
Cash flows from operating activities:
Net income                                                                 $ 827,004          $ 471,827
Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization of premises and equipment               340,181            354,035
       Amortization of deposit premiums                                      142,153            142,153
       Provision for credit losses                                           435,000            537,000
       Gain on sale of available-for-sale securities                               -            (14,570)
       Gain on liquidation of other real estate owned                              -            (15,853)
       (Increase) decrease in accrued interest receivable                   (184,249)           219,049
       (Increase) decrease in other assets                                  (328,915)          (141,645)
       Increase (decrease) in other liabilities                                9,813             81,715
                                                                     ----------------   ----------------
Total adjustments                                                            413,983          1,161,884
                                                                     ----------------   ----------------
Net cash provided by operating activities                                  1,240,987          1,633,711
                                                                     ----------------   ----------------

Cash flows from investing activities:
Net decrease (increase) in loans                                         (16,416,372)        (9,655,641)
Net decrease (increase) in interest bearing deposits in other banks      (23,480,704)         8,498,738
Purchases of securities available-for-sale                                (8,291,000)        (2,872,601)
Proceeds from sale of securities available-for-sale                                -          6,535,849
Repayments and maturities of securities available-for-sale                   735,981          2,749,172
Purchases of securities held-to-maturity                                  (2,000,000)                 -
Repayments and maturities of securities held-to-maturity                     441,693          1,256,146
Proceeds from sale of other real estate owned                                      -             67,853
Purchase of premises and equipment                                          (196,523)           (90,866)
                                                                     ----------------   ----------------
Net cash provided by (used in) investing activities                      (49,206,925)         6,488,650
                                                                     ----------------   ----------------

Cash flows from financing activities:
Net (decrease) increase in demand, savings, NOW and
     money market deposit accounts                                        (1,651,234)        11,788,797
Net (decrease) increase in certificates of deposit                        12,855,087         (5,332,918)
Net (decrease) increase in Federal funds purchased and
     securities sold under agreements to repurchase                        6,436,750            748,893
Net (decrease) increase in other borrowings                                  (36,760)          (498,898)
Proceeds from FHLB borrowing                                              33,000,000                  -
Repayment of long-term debt                                                 (658,257)          (657,497)
Purchase of treasury stock                                                  (789,863)                 -
Net proceeds from issuance of common stock                                    59,998            286,522
                                                                     ----------------   ----------------
Net cash (used in) provided by financing activities                       49,215,721          6,334,899
                                                                     ----------------   ----------------

Net increase (decrease) in cash and cash equivalents                       1,249,783         14,457,260
Cash and cash equivalents, beginning of year                              13,235,733         12,069,139
                                                                     ----------------   ----------------
Cash and cash equivalents, end of period                                $ 14,485,516       $ 26,526,399
                                                                     ----------------   ----------------

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowings                                 $ 3,487,632        $ 2,379,016
Income taxes paid                                                            600,000             27,000


See   accompanying   condensed  notes  to  consolidated   financial   statements
(unaudited).

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1)      Basis of Presentation

     In the opinion of management the unaudited consolidated financial statements as of September 30, 1999 and December 31, 1998 and for the three and nine months ended September 30, 1999 and 1998 contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of such dates and for such periods. The unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto appearing in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1999 or any future periods. Certain prior period balances have been reclassified to conform with the current period.

(2)      Investment Securities

 Investment securities available-for-sale, and their contractual maturities, at September 30, 1999 are summarized as follows:

                                                                            Gross           Gross
                                                          Amortized      Unrealized       Unrealized          Fair
                                                            Cost            Gains           Losses           Value
-------------------------------------------------------------------------------------------------------------------------
Obligations of U.S. treasury and
 government agencies:
            Within one year                                $ 1,999,764         $ 2,128      $        -      $  2,001,892
            After one, but within five years                 7,139,272               -         102,274         7,036,998
            After five, but within ten years                 1,214,431               -          16,971         1,197,460
            After ten years                                    448,411               -          15,551           432,860
                                                      -------------------------------------------------------------------
            Total                                           10,801,878           2,128         134,796        10,669,210
                                                      -------------------------------------------------------------------
Collateralized mortgage obligations:
            After five, but within ten years                   309,909               -           6,343           303,566
            After ten years                                    191,367               -           5,729           185,638
                                                      -------------------------------------------------------------------
            Total                                              501,276               -          12,072           489,204
                                                      -------------------------------------------------------------------
Federal Reserve Bank stock                                     236,350               -               -           236,350
Federal Home Loan Bank stock                                 1,942,800               -               -         1,942,800
Other                                                          874,162               -               -           874,162
                                                      -------------------------------------------------------------------
 Total investment securities available-for-sale           $ 14,356,466         $ 2,128       $ 146,868      $ 14,211,726
                                                      -------------------------------------------------------------------


Investment securities held-to-maturity, and their contractual maturities at September 30, 1999, are summarized as follows:

                                                                            Gross           Gross
                                                          Amortized      Unrealized       Unrealized          Fair
                                                            Cost            Gains           Losses           Value
-------------------------------------------------------------------------------------------------------------------------
Obligations of U.S. treasury and
 government agencies:
            After one, but within five years               $ 1,999,091      $    -        $  36,245       $ 1,962,846
            After ten years                                  2,000,753          22           88,493         1,912,282
                                                       -------------------------------------------------------------------
 Total investment securities held-to-maturity              $ 3,999,844      $   22        $ 124,738       $ 3,875,128
                                                      -------------------------------------------------------------------

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(3)      Income per Common Share


Basic income per share is calculated by dividing net income by the weighted-average common shares outstanding. Diluted income per share is calculated by dividing net income by the sum of weighted-average common shares and dilutive potential common shares. On April 14, 1999, the Company declared a 5 percent stock dividend payable on May 28, 1999, to common stock shareholders of record as of April 28, 1999, resulting in the issuance of 129,173 shares and a corresponding increase in stock options outstanding. On May 19, 1998, the Company declared a 5 percent stock dividend payable on June 29, 1998, to common stock shareholders of record as of May 29, 1998, resulting in the issuance of 112,665 shares and a corresponding increase in the number of shares of common stock issuable upon the exercise of stock options and warrants ourstanding. Weighted-average shares outstanding and income per common share have been restated for the effect of the stock dividends.


                                                                  Three Months Ended                Nine Months Ended
                                                                  September 30,                     September 30,
                                                               1999           1998                1999           1998
                                                           -----------------------------    -------------------------------

Basic Income Per Share:
Net income applicable to common stock                        $   322,563     $  170,400         $    827,004   $   471,827

Weighted-average common shares outstanding                     2,671,123      2,495,090            2,698,104     2,470,201
                                                           -----------------------------    -------------------------------

Basic income per share                                             $0.12          $0.07                $0.31         $0.19
                                                           -----------------------------    -------------------------------

Diluted Income Per Share:
Net income applicable to common stock                        $   322,563    $   170,400          $   827,004   $   471,827

Weighted-average common shares outstanding                     2,671,123      2,495,090            2,698,104     2,470,201
Dilutive effect of warrants and stock options                     26,259        141,613               26,259       172,507
                                                           -----------------------------    -------------------------------
Diluted weighted-average common shares outstanding             2,697,382      2,636,703            2,724,363     2,642,708

Diluted income per share                                           $0.12          $0.06                $0.30         $0.18
                                                           -----------------------------    -------------------------------

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


                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q



ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

Overview

     Century  Bancshares,  Inc.,  a  Delaware  corporation  ("Company"),  and  a registered  bank holding  company under the Bank Holding Company Act of 1956, as amended  ("BHCA"),  was  incorporated  and organized in 1985.  The Company began active  operations  in 1986  with the  acquisition  of its  subsidiary,  Century
National Bank  ("Bank"),  a full service bank which opened for business in 1982.
The Bank  provides a broad line of financial  products and services to small and
middle  market  businesses  and  individuals  in  the  greater  Washington,   DC
metropolitan  area.  With the addition of a new Prince  William  William  County branch office in Dumfries,  Virginia,  in October 1999, the Company operates six banking offices, as follows:
  International  Square  Branch (Main office of Bank)
       - 1875 Eye Street, NW, Washington,  DC 20006
  Pennsylvania  Avenue  Branch  (Executive  offices of Company)
       - 1275 Pennsylvania Avenue, NW, Washington, DC 20004
  McLean Branch - 6832 Old Dominion  Drive,  McLean,  Virginia 22101
  Tysons Corner Branch - 8251  Greensboro  Drive,  McLean,  Virginia  22102
  Bethesda  Branch - 7625 Wisconsin avenue, Bethesda, Maryland 20814
  Dumfries Branch - 18116 Triangle Shopping Plaza, Dumfries, Virginia 22026

     The Company's  principal executive offices are located at 1275 Pennsylvania
Avenue, NW, Washington,  DC 20004, and its phone number at that address is (202)
496-4100.

     The Company  derives  substantially  all of its revenue and income from the operation of the Bank,  which  provides a full range of commercial  and consumer banking  services to small and middle market  businesses and  individuals in the
Washington,  DC  metropolitan  area. As of September  30, 1999,  the Company had
total  assets  of  $201.3  million,   total  deposits  of  $137.4  million,  and
stockholders'  equity of $15.3  million.  At September 30, 1999, the Company had approximately  1,000 shareholders of the Company's common stock, par value $1.00 per share ("Common Stock").

    Items 2 and 3 of this  report  contain  certain  forward-looking  statements regarding future financial condition and results of operations and the Company's business  operations.  The words "may," "intend," "will,"  "believe,"  "expect,"
"estimate,"  "anticipate,"  "predict" and similar expressions,  the negatives of those  words  and  other  variations  variations  on those  words or  comparable
terminology,   are  intended  to  identify  forward-looking   statements.   Such
statements  involve  risks,  uncertainties  and  assumptions  and,  although the
Company believes that such assumptions are reasonable,  it can give no assurance that its  expectations  regarding  these  matters will be  achieved.  Our actual results may differ  materially from what we expect.  The important  factors that could  cause  actual  results  to  differ  materially  from the  forward-looking statements include,  without limitation,  the factors discussed in the Company's
Form 10-K for the year ended  December 31, 1998 under the caption  "Management's
Discussion  and Analysis of Financial  Condition and Results of  Operations"  as
well as the following factors: general economic conditions in the Washington, DC metropolitan  area;  changes in interest  rates;  changes in asset quality;  the effect on the Company of the extensive  scheme of regulation by several  federal agencies;  the departure of certain key executives;  the year 2000 problem;  and competition  from other providers of financial  services.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, such actual outcomes may vary materially from those indicated.

Net Income

     For the three months ended September 30, 1999, the Company's net income was $323 thousand, or $0.12 per diluted share, compared with $170 thousand for the third quarter of 1998, or $0.06 per diluted share. The 89 percent increase in net income was primarily attributable to a $341 thousand increase in net interest income resulting from a significant increase in earning assets, and a $141 thousand increase in noninterest income, which were partially offset by a $246 thousand increase in noninterest expense. Service charges on deposit accounts increased 42 percent to $163 thousand, and other operating income increased 60 percent to $248 thousand, primarily as a result of an increase in bank card revenues. Increases in noninterest expenses included a 34 percent increase in of salaries and benefits, and a 68 percent increase in data processing due largely to the increased costs of bank card processing of merchant accounts. Return on average assets was 0.74 percent in the third quarter of 1999 compared to 0.47 percent for the same period in 1998. Return on average stockholders' equity was 8.25 percent for the three months ended
September 30, 1999, compared with 4.77 percent for the same period in 1998. The ratio of stockholders' equity to total assets was 7.61 percent at September 30, 1999 compared to 8.98 percent at September 30, 1998.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q



ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS, CONTINUED

Net Income,  continued

     For the nine months ended September 30, 1999, the Company's net income was $827 thousand, or $0.30 per diluted share, compared with $472 thousand for the first nine months of 1998, or $0.18 per diluted share. The 75 percent increase in net income was primarily attributable to a $839 thousand increase in net interest income resulting from a significant increase in earning assets, and a $439 thousand increase in noninterest income, which were partially offset by a $771 thousand increase in noninterest expense. Service charges on deposit accounts increased 52 percent to $491 thousand, and other operating income increased 66 percent to $756 thousand primarily as a result of an increase in bank card revenues. Increases in noninterest expenses included 30 percent a increase in the cost of salaries and benefits, and a 64 percent increase in data processing due largely to increased costs of bank card processing of merchant accounts. Return on average assets was 0.67 percent in the nine months of 1999 compared to 0.44 percent for the same period in 1998. Return on average stockholders' equity was 7.11 percent for the nine months ended September 30, 1999, compared with 4.53 percent for the same period in 1998. The ratio of stockholders' equity to total assets was 7.61 percent at September 30, 1999 compared to 8.98 percent at September 30, 1998.


Net Interest Income

     For the quarter ended September 30, 1999, net interest income was $2.0 million compared with $1.7 million for the quarter ended September 30, 1998, an increase of $342 thousand, or 20 percent. The increase in net interest income between the periods was due to an increase in the net interest spread as the
0.31 percent reduction in the cost of funds exceeded the 0.28 percent reduction in the gross yield on earning assets, and there was a $5.4 million increase in average net interest earning assets compared to the third quarter of 1998. The
Company's net interest margin declined by 0.08 percent to 4.99 percent in the third quarter of 1999 compared to the same period in 1998.

     For the nine months ended September 30, 1999, net interest income was $5.9 million compared with $5.1 million for the nine months ended September 30, 1998, an increase of $839 thousand, or 16 percent. The increase in net interest income between the periods was due to an increase in the net interest spread as the
0.40 percent reduction in the cost of funds exceeded the 0.29 percent reduction in the gross yield on earning assets, and there was a $5.8 million increase in average net interest earning assets compared to the first nine months of 1998.
The Company's net interest margin increased by 0.05 percent to 5.12 percent during the first nine months of 1999 compared to the same period in 1998.

   During the three and nine month periods of 1999 compared to 1998, the reduction in the yields of the components of earning assets was greater than the reduction in the yield on total average earning assets, because there was a redeployment of average earning assets from relatively lower yielding securities and short term investments to relatively higher yielding loans.

The following tables set forth the average yields and rates for interest earned and paid for significant categories of interest earning assets and interest bearing liabilities for the three and nine month periods ended September 30, 1999 and 1998.



                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q




ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS, CONTINUED

                                                                Three Months Ended September 30,
                                       ------------------------------------------------------------------------------------
                                           1999                                       1998
                                       ----------------------------------------   -----------------------------------------
                                                      Interest                                    Interest
                                         Average       Income/      Average          Average      Income/       Average
                                         Balance       Expense     Yield/Rate        Balance      Expense     Yield/Rate
                                       ----------------------------------------   -----------------------------------------
                                                                        ($ in thousands)
Interest-Earning Assets
  Loans, net (1)                          $ 128,388    $ 2,873         8.88%    $ 101,249      $ 2,365          9.27%
  Investment securities (2)                  15,380        219         5.65%       11,724          176          5.96%
  Federal funds sold                          4,714         60         5.05%       10,269          144          5.56%
  Interest bearing deposits
    with banks                               13,483        171         5.03%        9,627          134          5.52%
                                       -------------------------------------   --------------------------------------
Total interest-earning assets               161,965      3,323         8.14%      132,869        2,819          8.42%

  Cash and due from banks                     6,680                                       5,812
  Other assets                                3,600                                       4,171
                                       -------------                              --------------
Total Assets                              $ 172,245                                   $ 142,852
                                       -------------                              --------------

Interest-Bearing Liabilities
  Interest-Bearing Deposits:
    NOW accounts                           $ 19,368     $   54         1.11%     $ 17,794         $ 76          1.69%
    Savings accounts                         19,990        212         4.21%       18,454          216          4.64%
    Money market accounts                    19,362        150         3.07%       20,684          187          3.59%
    Time deposits                            51,035        649         5.05%       37,568          517          5.46%
  Borrowings and
    notes payable                            15,994        219         5.43%        7,591          126          6.59%
                                       -------------------------------------   --------------------------------------
Total interest-bearing
    liabilities                             125,749      1,284         4.05%      102,091        1,122          4.36%
                                       -------------------------------------   --------------------------------------
  Non-interest bearing deposits              29,520                                25,056
  Other liabilities                           1,448                                 1,522
                                       -------------                           -----------
Total liabilities                           156,717                               128,669

Stockholders' equity                         15,528                                14,183
                                       -------------                           -----------
Total liabilities and
    stockholders' equity                  $ 172,245                             $ 142,852
                                       -------------                           -----------
Net interest income and spread                         $ 2,039         4.09%                   $ 1,697          4.06%
                                                    ------------------------                 ------------------------

Net interest margin                                                    4.99%                                    5.07%
                                                                  ----------                              -----------

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

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q



ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS, CONTINUED

                                                                 Nine Months Ended September 30,
                                       -------------------------------------------------------------------------------
                                           1999                                       1998
                                       -------------------------------------    --------------------------------------
                                                     Interest                                   Interest
                                         Average      Income/      Average         Average       Income/      Average
                                         Balance     Expense     Yield/Rate        Balance      Expense     Yield/Rate
                                       -------------------------------------    ---------------------------------------
                                                                        ($ in thousands)
Interest-Earning Assets
  Loans, net (1)                          $ 125,629    $ 8,384      8.92%         $  97,800      $ 6,984       9.55%
  Investment securities (2)                  12,291        516      5.61%            16,754          756       6.03%
  Federal funds sold                          4,766        177      4.97%             6,503          269       5.53%
  Interest bearing deposits
    with banks                               11,902        442      4.97%            13,079          543       5.55%
                                       ----------------------------------        -----------------------------------
Total interest-earning assets               154,588      9,519      8.23%           134,136        8,552       8.52%

  Cash and due from banks                     6,660                                   5,504
  Other assets                                3,593                                   4,328
                                       -------------                             -----------
Total Assets                              $ 164,841                               $ 143,968
                                       -------------                             -----------

Interest-Bearing Liabilities
  Interest-Bearing Deposits:
    NOW accounts                           $ 19,314    $   169      1.17%         $  17,883        $ 241       1.80%
    Savings accounts                         20,284        640      4.22%            17,730          612       4.62%
    Money market accounts                    20,538        478      3.11%            21,834          605       3.70%
    Time deposits                            46,238      1,774      5.13%            39,283        1,631       5.55%
  Borrowings and
    notes payable                            12,533        534      5.70%             7,541          377       6.68%
                                       ----------------------------------        -----------------------------------
Total interest-bearing
    liabilities                             118,907      3,595      4.04%           104,271        3,466       4.44%
                                       ----------------------------------        -----------------------------------
  Non-interest bearing deposits              28,801                                  24,338
  Other liabilities                           1,587                                   1,442
                                       -------------                             -----------
Total liabilities                           149,295                                 130,051

Stockholders' equity                         15,545                                  13,917
                                       -------------                             -----------
Total liabilities and
    stockholders' equity                  $ 164,840                               $ 143,968
                                       -------------                             -----------
Net interest income and spread                         $ 5,924      4.19%                      $  5,086      4.08%
                                                     --------------------                      ---------------------

Net interest margin                                                 5.12%                                    5.07%
                                                               ----------                              -----------

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

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Noninterest Income

     Noninterest income was $411 thousand in the third quarter of 1999, a $141 thousand increase when compared with the same quarter of 1998, which was $270 thousand (see table below). The increase between the periods was primarily due to increases in deposit service charges, credit card and merchant fees caused by increased volumes, and a new mortgage loan origination program which commenced operations in the second quarter of 1999.


Noninterest Income                                         Three Months Ended
(in thousands)                                               September 30,              Change
                                                       --------------------------------------------------
                                                           1999          1998         $             %
                                                       --------------------------------------------------
Service charges on deposit accounts                      $  162,846   $ 114,415    $ 48,431        42.3%
Credit card and merchant fees                               188,095     112,265      75,830        67.5%
Commission and other fee income                              58,545      37,645      20,900        55.5%
Other income                                                  1,585       5,367      (3,782)      -70.5%
                                                       --------------------------------------------------
Total noninterest income                                 $ 411,0711   $ 269,692    $141,379        52.4%
                                                       --------------------------------------------------



     Noninterest income was $1.2 million in the first nine months of 1999, a $440 thousand increase when compared with the same period of 1998, which was $808 thousand (see table below). The increase between the periods was primarily due to increases in deposit service charges, credit card and merchant fees caused by increased volumes, and the new mortgage loan origination program which began in the second quarter of 1999. Unlike 1998, there were no nonrecurring gains from the sale of investment securities or foreclosed property in 1999.


Noninterest Income                                         Nine Months Ended
(in thousands)                                               September 30,              Change
                                                       ------------------------------------------------
                                                           1999          1998         $           %
                                                       ------------------------------------------------
Service charges on deposit accounts                     $  491,470   $ 323,010    $ 168,460      52.2%
Credit card and merchant fees                              562,712     337,532      225,180      66.7%
Commission and other fee income                            172,486      97,804       74,682      76.4%
Other income                                                20,411      18,798        1,613       8.6%
Gain on sale of investment securities                            -      14,570      (14,570)   -100.0%
Gain on liquidation of other real estate owned                   -      15,853      (15,853)   -100.0%
                                                       ------------------------------------------------
Total noninterest income                                $1,247,079   $ 807,567    $ 439,512     54.4%
                                                       ------------------------------------------------

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Noninterest Expense

     Noninterest expense was $1.8 million in the third quarter of 1999, an increase of $246 thousand, or 16 percent, when compared to 1998 when total noninterest expense was $1.6 million. The increase in noninterest expense included a $120 thousand (69 percent) increase in data processing expense, which corresponds with the growth in the bank's operations, the increase in the volume of bank card processing of merchant accounts, and the costs of Y2K preparedness. An increase in the scope of the Company's operations was accompanied by increases in several noninterest expense categories, including salaries and benefits, which increased by $185 thousand (34 percent) and communications which increased by $16 thousand (22 percent).


Noninterest Expense                                       Three Months Ended
(in thousands)                                              September 30,                Change
                                                       -----------------------------------------------
                                                          1999         1998          $           %
                                                       -----------------------------------------------
Salaries and employee benefits                           $ 721,985   $ 537,197    $  184,788    34.4%
Occupancy and equipment expense                            194,077     200,257        (6,180)   -3.1%
Professional fees                                          175,077     231,104       (56,027)  -24.2%
Data processing                                            295,024     174,985       120,039    68.6%
Depreciation and amortization of premises and equipment    112,735     117,726        (4,991)   -4.2%
Amortization of deposit premiums                            47,385      47,385             -     0.0%
Communications                                              86,859      71,295        15,564    21.8%
Federal deposit insurance premiums                           4,365       4,134           231     5.6%
Other expenses                                             182,741     190,068        (7,327)   -3.9%
                                                       -----------------------------------------------
Total noninterest expense                              $ 1,820,248  $1,574,151   $   246,097    15.6%
                                                       -----------------------------------------------


     Noninterest expense was $5.4 million in the first nine months of 1999, an increase of $771 thousand, or 17 percent, when when to 1998 when total noninterest expense was $4.6 million. The increase in noninterest expense included a $329 thousand (64 percent) increase in data processing expense, which corresponds with the growth in the bank's operations, the increase in the volume of bank card processing of merchant accounts, and the costs of Y2K preparedness. An increase in the scope of the Company's operations was accompanied by increases in several noninterest expense categories, including salaries and benefits, which increased by $483 thousand (30 percent) and communications which increased by $51 thousand (25 percent).


Noninterest Expense                                       Nine Months Ended
(in thousands)                                              September 30,                Change
                                                       --------------------------------------------------
                                                          1999         1998          $           %
                                                       --------------------------------------------------
Salaries and employee benefits                         $ 2,106,431  $1,623,426     $ 483,005    29.8%
Occupancy and equipment expense                            614,629     611,427         3,202     0.5%
Professional fees                                          523,275     631,533      (108,258)  -17.1%
Data processing                                            840,510     511,759       328,751    64.2%
Depreciation and amortization of premises and equipment    340,181     354,035      (13,854)    -3.9%
Amortization of deposit premiums                           142,153     142,153            -      0.0%
Communications                                             256,787     205,801       50,986     24.8%
Federal deposit insurance premiums                          13,021      13,464         (443)    -3.3%
Other expenses                                             564,945     536,982       27,963      5.2%
                                                       ----------------------------------------------
Total noninterest expense                               $5,401,932  $4,630,580    $ 771,352     16.7%
                                                       ----------------------------------------------

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Investments

     The Company's investment portfolio of $18.2 million as of September 30, 1999 consisted mostly of U.S. Government Agency obligations. This represented an increase of $8.9 million, or 97 percent, compared with the investment portfolio total of $9.3 million at December 31, 1998. The increase during the first nine months of 1999 provided additional liquidity and collateral available for borrowing and customer repurchase agreements. (see Note 2-- "Investment Securities").

     Investment securities held-to-maturity are stated at cost, adjusted for amortization of premium and accretion of discount. Investment securities available-for-sale are stated at fair value.

Loans

     The Company presently is, and in the future expects to remain, a middle market banking organization serving professionals and businesses with interests in and around the Washington, DC metropolitan area. Most of the Company's loan portfolio is collateralized by first mortgages on commercial and residential real estate and home equity lines of credit on residential real estate. Most of the Company's commercial real estate loans are secured by owner-occupied properties with borrowers that are also banking customers of the Company. As of September 30, 1999 and 1998, approximately $85.8 million (65 percent) and $63.0 million (61 percent) of the Company's total loan portfolio, respectively, consisted of loans secured by real estate, of which one-to-four family residential mortgage loans and home equity lines of credit represented $34.6 million (26 percent) and $33.8 million (33 percent), respectively, of the Company's total loan portfolio.

                                                                           September 30,
                                                       ------------------------------------------------
                                                           1999                       1998
                                                       ------------------------------------------------
Type of loan ( in thousands):                                $            %           $            %
                                                       ------------------------------------------------
1-4 family residential mortgage                          $ 25,541      19.4%     $  26,577       25.7%
Home equity loans                                           9,074       6.9%         7,209        7.0%
Multifamily residential                                     2,441       1.9%         2,272        2.2%
Construction                                                4,559       3.5%           122        0.1%
Commercial real estate                                     44,153      33.5%        26,848       25.9%
Commercial loans                                           34,615      26.3%        27,617       26.7%
Installment and credit card loans                          10,748       8.2%        12,369       12.0%
Other loans                                                   564       0.4%           468        0.5%
                                                       ------------------------------------------------
Gross loans                                               131,695     100.0%       103,482      100.0%
                                                                     --------                 ---------
Less:  Unearned income                                         47                       49
                                                       -----------               ----------
Total loans, net of unearned income                     $ 131,648                $ 103,433
                                                       -----------               ----------

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

     Management actively monitors the Company's asset quality in a continuing effort to charge-off loans against the allowance for loan losses when appropriate and to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if actual economic conditions and other assumptions differ from those used in making the initial determinations. At Sepember 30, 1999, the allowance for credit losses was $1.4 million, or 1.03 percent of total loans. This represents an increase in the allowance compared to $1.1 million, or
0.98 percent of total loans as of December 31, 1998. The Company has increased the allowance, as a percentage of total loans outstanding, to reflect the upward trend in loan charge-offs experienced during the previous two years. The allowance for credit losses as a percentage of nonperforming loans was 178 percent at September 30, 1999, compared to 72 percent at December 31, 1998 and 81 percent at September 30, 1998.

     Total nonperforming loans were $760 thousand at September 30, 1999, compared with $1.5 million at December 31, 1998, and $1.3 million at September 30, 1998. At September 30, 1999, one of these loans, in the amount of $383 thousand, is secured by owner-occupied commercial real estate with a loan-to-value ratio of 77 percent. Other loans, amounting to $342 thousand, are secured by residential real estate, business assets and junior liens on real estate. In each of these cases, the borrowers and the Company are working together to resolve the loans and, although the loans are past due, some payments are being made on a regular basis. Where appropriate, the Company has established reserves which management believes are sufficient to absorb future losses.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Asset Quality, continued


     Provisions for credit losses are charged to income to bring the total allowance for loan losses to a level deemed appropriate by management, based on the factors identified above. The provision for credit losses during the first nine months of 1999 was $435 thousand, while the allowance for credit losses increased from $1.1 million (0.98 percent of loans) to $1.4 million (1.03 percent of loans) and net charge-offs were $212 thousand. During the first nine months of 1998, the provision for credit losses was $537 thousand, as the allowance for credit losses increased from $887 thousand (0.94 percent of loans) to $1.0 million (1.00 percent of loans) and net charge-offs were $394 thousand. The increases in the valuation allowance for credit losses were largely the result of the $16.4 million (14 percent) increase in loans outstanding during the first nine months of 1999 and the $37.5 million (40 percent) increase in loans since the end of 1997. These trends, taken into consideration with other factors in the Company's internal analysis of the valuation allowance for credit loss, have led to increased reserve requirements and a resulting provision expense to maintain the allowance at a level deemed appropriate by management of the Company (see table on the following page).

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Nonperforming Loans
(in thousands)
                                                         September 30,
                                                   ------------------------
                                                       1999          1998
                                                   ------------------------
Non-accrual loans                                       $ 693      $ 1,257
90 days past due                                           67            8
                                                   ------------------------
Total nonperforming loans                                 760        1,265
Other real estate owned                                     -            -
                                                   ------------------------
Total nonperforming assets                              $ 760      $ 1,265
                                                   ------------------------

Nonperforming assets to total assets                    0.38%        0.79%


Provision and Allowance for Loan Losses
(in thousands)
                                                          Three Months Ended           Nine Months Ended
                                                            September 30,                September 30,
                                                      ------------------------   ------------------------
                                                          1999          1998           1999         1998
                                                      ------------------------   ------------------------

Average net loans outstanding                          $ 128,388    $ 101,249      $ 125,629     $ 97,800

Loans outstanding at period-end                          131,648      103,433        131,648      103,433

Total nonperforming loans at period end                      760        1,265            760        1,265

Beginning balance of allowance                         $   1,409    $   1,008          1,128          887
Loans charged-off:
1-4 family residential mortgage                                -            -              -           18
Home equity loans                                              -            -              -           26
Commercial loans                                             119          150            156          312
Installment and credit card loans                             52            9             72          142
                                                      ------------------------  --------------------------
Total loans charged off                                      171          159            228          498
Recoveries of previous charge-offs:
1-4 family residential mortgage                                1            -              4            1
Home equity loans                                              -           14              -           42
Commercial loans                                               -            -              -           12
Installment and credit card loans                              2           13             12           49
                                                      ------------------------  --------------------------
Total recoveries                                               3           27             16          104
                                                      ------------------------  --------------------------
Net loans charged-off  (recoveries)                          168          132            212          394
Provision for credit losses                                  110          154            435          537
                                                      ------------------------  --------------------------

Balance at end of period                                $  1,351     $  1,030        $ 1,351      $ 1,030
                                                      ------------------------  --------------------------

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Deposits

     The Company's total deposits at September 30, 1999, were $137.4 million, an increase of $1.4 million, or 1 percent, over the balance at September 30, 1998, and an increase of $11.2 million, or 9 percent, compared to 1998's year-end balance. Total average deposits were $135.2 million for the nine months ended September 30, 1999, an increase of $14.1 million, or 12 percent, compared to the first nine months of 1998. The Company views deposit growth as a significant challenge in its effort to increase its asset size. Thus, the Company is focusing on its branching program with increased emphasis on commercial accounts, and the offering of more competitive interest rates and products to stimulate deposit growth. This strategy has and will continue to result in a relatively higher cost of funds in addition to lower fee income as many of these commercial customers may utilize accounts with lower transaction costs and have a lower number of transactions than retail customers.

                                                                 Nine Months Ended September 30,
                                         -----------------------------------------------------------------------
                                             1999                                     1998
                                         -----------------------------------------------------------------------
                                                        Weighted-                           Weighted-
                                            Average      Average      % of        Average    Average      % of
                                            Balance        Rate       Total       Balance      Rate       Total
                                         -----------------------------------------------------------------------
                                                                          (in thousands)

Noninterest-Bearing Deposits                $ 28,801       0.00%      21.3%      $ 24,338      0.00%      20.1%
Interest-Bearing Deposits:
    NOW accounts                              19,314       1.17%      14.3%        17,883      1.80%      14.8%
    Savings accounts                          20,284       4.22%      15.0%        17,730      4.62%      14.6%
    Money market accounts                     20,538       3.11%      15.2%        21,834      3.70%      18.0%
    Time deposits                             46,238       5.13%      34.2%        39,283      5.55%      32.4%
                                           ----------     -------    -------     ---------               -------

Total                                       $135,175                 100.0%       $ 121,068              100.0%
                                           ----------                -------     -----------             -------
Weighted-Average Rate                                      3.03%                               3.41%
                                                          -------                              ------

Capital Resources

     Total stockholders' equity at September 30, 1999, was $15.3 million, virtually unchanged when compared to total stockholders' equity of $15.3 million at December 31, 1998. Stockholders' equity was increased during the first nine months of 1999 by net income of $827 thousand and by $61 thousand received from the exercise of stock options, and was reduced by $101 thousand attributable to the decline in the market value of investment securities available for sale net of the tax effect and the repurchase of 130,000 shares of common stock held in treasury at a cost of $790 thousand.

     The Office of the Comptroller of the Currency has established certain minimum risk-based capital standards that apply to national banks, and the Company is subject to certain capital requirements imposed on bank holding companies by the Federal Reserve Board. At September 30, 1999, Century National Bank exceeded all applicable regulatory capital requirements for classification as a "well capitalized" bank, and the Company satisfied all applicable regulatory requirements imposed on it by the Federal Reserve Board.

     At September 30, 1999, the Company's risk based capital ratios for Tier I Capital to risk weighted assets, Total Capital to risk weighted assets, and Tier 1 Capital to average assets were 10.03 percent, 11.01 percent and 8.14 percent, respectively.

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

    The Company believes that it is presently on schedule with respect to its Y2K Plan, and outside reviews to date have found the Company's Year 2000 compliance efforts to be satisfactory. As of September 30, 1999, the Company's Y2K Plan had been completed. Testing of mission critical systems was completed in November 1998. Testing methodology included copying the entire customer data base onto a Year 2000 compliant (hardware and software) computer system, and utilizing the key Year 2000 dates defined by the Federal Financial Institutions Examination Council (FFIEC) to test date sensitive transactions and calculations. These tests were performed on all mission critical systems and the results revealed compliance or very minor discrepancies; such failed test transactions were tested again in 1999 and the minor discrepancies were resolved. Material third party risks also include assessing the Year 2000 preparation status of bank borrowing customers. The Company completed a risk assessment of Year 2000 preparedness of borrowers within its loan portfolio as of the bank regulatory target date, September 30, 1998, and continues to monitor Y2K preparedness related to new loans and any borrowers deemed to be at high risk.

    As part of its Y2K Plan, the Company spent approximately $145,000 for the replacement of outdated computer hardware and software. Much of these expenditures would have been incurred in the ordinary course of business to maintain such computer systems, regardless of Year 2000 problem considerations. The human resources requirement included the time of regular Company employees, a network administration consultant, and approximately $20,000 of additional consulting expenses. Because most of the Company's data processing is provided by outside vendors on a contract basis, management does not currently anticipate that the costs to address the Company's Year 2000 issues will have a significant impact on the financial position or results of operations of the Company.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Year 2000 Compliance, continued


   The Company believes that the most likely worst case scenarios due to the Year 2000 problem could include: (1) lack of liquidity caused by customers' withdrawal of extra cash, (2) increased criminal activity stimulated by public awareness that banks are holding additional cash to avoid liquidity problems, and (3) short term electric power interruptions. The Company has established and renewed lines of credit with its correspondent banks and the Federal Home Loan Bank of Atlanta to assure that adequate liquidity will be available to meet the needs of customers. Additional security precautions will be taken to prevent possible crimes due to heightened public awareness of additional cash reserves. The Company does not believe that long term and widespread electric power outages are likely, and has planned to address short term interruptions by training bank management and staff to be ready to provide limited service to customers. The Company is dependent upon the services of Electronic Data Systems Corp. (EDS) in Reston, Virginia, to provide access to customer data bases and other mission critical functions. EDS has informed the Company that EDS has back-up services sites ready and available to provide services to the Company should electric power interruptions or other problems occur in the Reston area. The Company has completed the testing of the mission critical systems provided by EDS. The Company does not expect any significant loss in revenue to occur as a result of Year 2000 problems.

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

     Asset liquidity is provided by cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future. The asset liquidity of the Bank is maintained in the form of vault cash, demand deposits with commercial banks, federal funds sold, interest bearing deposits with other financial institutions, short-term investment securities, other investment securities available-for-sale, and short-term loans. The Company has defined "cash and cash equivalents" as those amounts included in cash and due from banks and federal funds sold. At September 30, 1999, the Company had cash and cash equivalents of $14.5 million, an increase of $1.3 million, when compared with the $13.2 million at December 31, 1998.

     Liability liquidity is provided by access to core funding sources, principally customers' deposit accounts in the Company's market area. As a member of the Federal Home Loan Bank of Atlanta ("FHLBA"), the Company is able to borrow on a short-term or long-term basis secured by a blanket pledge of its 1-to-4-family residential mortgage loans, investment securities, and other collateral. The Company also has lines of credit from larger correspondent banks to borrow excess reserves on an overnight basis (known as "federal funds purchased") in the amount of $5.7 million, and to borrow on a secured basis ("repurchase agreements") in the amount of $5.0 million. At September 30, 1999, the Company had federal funds purchased amounting to $1.5 million, and $6.3 million in customer repurchase agreements. Also at September 30, 1999, the Company was utilizing $38.9 million of available FHLBA credit in the form of fixed-rate ($8.9 million) and variable-rate ($3.0 million) advances with an average cost of 5.87 percent, and an overnight daily rate advance of $27.0 million. The Company utilizes fixed rate term credit advances from the FHLBA to fund fixed rate real estate loans of comparable terms and maturities. The Company utilized the overnight daily rate advance to invest in an overnight deposit with the FHLBA in order to qualify, based on asset size, for the potential issuance of subordinated debt securities to support asset growth. As of September 30, 1999, the Company had also obtained a guaranteed $4.0 million Y2K Commitment from the FHLBA under which funds will be available in November and December 1999, if needed, in the form of fixed or variable rate advances with 3 to 12 month maturities.

   The Company had cash on hand of $739 thousand at the holding company level at September 30, 1999. The Company anticipates using these funds as working capital available to support the future growth of the franchise as well as to pay normal operating expenses. Working capital is further augmented by dividends available from the Bank, subject to certain regulatory restrictions generally applicable to national banks. At September 30, 1999, the Company had no indebtedness outstanding at the holding company level.

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

     Management seeks to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. Toward this end, the Company has a Finance Committee which reviews, on a regular basis, the maturity and repricing of the assets and liabilities of the Company. The Finance Committee has adopted the objective of achieving and maintaining a one-year cumulative GAP, as a percent of total assets, of between plus 10 percent and minus 10 percent. In addition, potential changes in net interest income under various interest rate scenarios are monitored. On a consolidated basis, the Company's one year cumulative gap was a negative 7.74 percent of total assets at September 30, 1999.

     Market risk is the risk of loss from adverse changes in market prices and rates, arising primarily from interest rate risk in the Company's portfolios, which can significantly impact the Company's profitability. The Finance Committee has adopted the objective that an immediate increase or decrease of 200 basis points in market interest rates should not result in a change of more than 10 percent (plus or minus) in the Company's projected net interest income over the next twelve months, and not more than 20 percent (plus or minus) in projected net income. At September 30, 1999, the forecasted impact of an immediate increase (or decrease) of 200 basis points would have resulted in an increase (or decrease) in net interest income over a twelve month period of 1.48 percent and (3.13 percent), respectively, and an increase(or decrease) in net income over a twelve month period of 6.01 percent and (12.73 percent), respectively.

   Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, the analysis included herein is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. The analysis is based on the Company's assets and liabilities as of September 30, 1999, and does not contemplate any actions the company might undertake in response to changes in market interest rates, which could change the anticipated results. The analysis assumes repricing and/or repayment of all assets and liabilities in accordance with their contractual terms with the exception of (a) mortgage-backed securities, which are assumed to prepay at a rate based on consensus market expectations, and (b) non-maturity customer deposits, which are assumed to respond to interest rate changes on a three-month time-lag basis consistent with the company's historical experience for various types of deposit accounts.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q



                           PART II - OTHER INFORMATION


Items 1 through 5

        No occurrences have taken place during the reporting period which require disclosure under any of the captioned headings.


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits.      The following exhibits are filed with this report:

            Exhibit 27  -  Financial Data Schedule,
                           Quarter Ended September 30, 1999

        (b) Reports on Form 8-K

            None.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                      For Quarter Ended September 30, 1999







                                   SIGNATURES



             Pursuant to the requirements of the Securities Exchange
             Act of 1934, the registrant has duly caused this report
                        to be signed on its behalf by the
                     undersigned thereunto duly authorized.



                                 CENTURY BANCSHARES, INC.


  Date:   November 12, 1999      By: JOSEPH S. BRACEWELL
  -------------------------      -------------------------------------------
                                 Joseph S. Bracewell
                                 Chairman of the Board, President and
                                 Chief Executive Officer



  Date:   November 12, 1999      By: CHARLES V. JOYCE III
  -------------------------      -------------------------------------------
                                 Charles V. Joyce III
                                 Senior Vice President and
                                 Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                            CENTURY BANCSHARES, INC.

                                  EXHIBIT INDEX

                               September 30, 1999


The following exhibit is filed within this report.


Exhibit Number                 Description
               -----------------------------------------------------------

   27          Financial Data Schedule for the quarter ended September 30, 1999

                    Exhibit 27
             CENTURY BANCSHARES, Inc.
             Financial Data Schedule
                September 30, 1999

[ARTICLE]                             9
[CIK]                                785813
[NAME]                               CENTURY BANCSHARES, INC.
[MULTIPLIER]                         1000
[PERIOD-TYPE]                            9-MOS
[FISCAL-YEAR-END]                     DEC-31-1999
[PERIOD-END]                          SEP-30-1999
[CASH]                                      10,086
[INT-BEARING-DEPOSITS]                      33,328
[FED-FUNDS-SOLD]                             4,400
[TRADING-ASSETS]                                 -
[INVESTMENTS-HELD-FOR-SALE]                 14,212 FV
[INVESTMENTS-CARRYING]                       4,000 BV
[INVESTMENTS-MARKET]                         3,875 MV
[LOANS]                                    131,648
[ALLOWANCE]                                  1,351
[TOTAL-ASSETS]                             201,302
[DEPOSITS]                                 137,415
[SHORT-TERM]                                34,796
[LIABILITIES-OTHER]                          1,371
[LONG-TERM]                                 12,407
[COMMON]                                     2,722
[PREFERRED-MANDATORY]                            -
[PREFERRED]                                      -
[OTHER-SE]                                  12,591
[TOTAL-LIABILITIES-AND-EQUITY]              201,302
[INTEREST-LOAN]                              5,511
[INTEREST-INVEST]                            8,384
[INTEREST-OTHER]                             1,135
[INTEREST-TOTAL]                            9,519
[INTEREST-DEPOSIT]                          3,061
[INTEREST-EXPENSE]                             534
[INTEREST-INCOME-NET]                        5,924
[LOAN-LOSSES]                                  435
[SECURITIES-GAINS]                               -
[EXPENSE-OTHER]                              5,402
[INCOME-PRETAX]                              1,335
[INCOME-PRE-EXTRAORDINARY]                   1,335
[EXTRAORDINARY]                                  -
[CHANGES]                                        -
[NET-INCOME]                                   827
[EPS-BASIC]                                     0.31
[EPS-DILUTED]                                   0.30
[YIELD-ACTUAL]                                 5.12
[LOANS-NON]                                    693
[LOANS-PAST]                                    67
[LOANS-TROUBLED]                                 -
[LOANS-PROBLEM]                                  -
[ALLOWANCE-OPEN]                             1,128
[CHARGE-OFFS]                                  228
[RECOVERIES]                                    16
[ALLOWANCE-CLOSE]                            1,351
[ALLOWANCE-DOMESTIC]                         1,351
[ALLOWANCE-FOREIGN]                              -
[ALLOWANCE-UNALLOCATED]                        811