Form 10-K
period 1999-12-31
CENTURY BANCSHARES INC
filed 2000-03-30
CIK 785813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For The Fiscal Year Ended December 31, 1999
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______

                         Commission File Number 0-16234

                            CENTURY BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                          52-1489098
         (State or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)          Identification No.)

               1275 Pennsylvania Avenue, NW, Washington, DC 20004
               -------------------------------------------- -----
               (Address of principal executive offices) (Zip Code)

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

          As of February 29, 2000, the number of shares of common stock outstanding was 2,722,685. As of such date, the aggregate market value of voting stock held by nonaffiliates was approximately $12,801,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive annual proxy statement to be filed within 120 days of the Registrant's fiscal year ended December 31, 1999 are incorporated by reference into Part III.



                            CENTURY BANCSHARES, INC.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                                         Page


                                    PART I

Item 1.           Business                                                                 1
Item 2.           Properties                                                               8
Item 3.           Legal Proceedings                                                        8
Item 4.           Submission of Matters to a Vote of Security Holders                      8


                                    PART II

Item 5.           Market for Registrant's Common Equity and Related
                        Stockholder Matters                                                9
Item 6.           Selected Financial Data                                                 10
Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                               12
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk              29
Item 8.           Financial Statements and Supplementary Data                             30
Item 9.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                                57


                                    PART III

Item 10.          Directors and Executive Officers of the Registrant                      57
Item 11.          Executive Compensation                                                  57
Item 12.          Security Ownership of Certain Beneficial Owners and Management          57
Item 13.          Certain Relationships and Related Transactions                          57


                                    PART IV

Item 14.          Exhibits, Financial Statement Schedules,
                         and Reports on Form 8-K                                          57





                                           -i-

                                     PART I

ITEM 1.           BUSINESS.

                                    Overview

         Century Bancshares, Inc., a Delaware corporation ("Company") and a registered bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA"), was incorporated and organized in 1985. The Company began active operations in 1986 with the acquisition of its subsidiary, Century National Bank ("Bank"), a full service bank which opened for business in 1982. With the addition of a new Prince William County branch office in Dumfries, Virginia, in October 1999, the Company operates six banking offices, as follows:

         International Square Branch (Main office of Bank) - 1875 Eye Street, NW, Washington, DC 20006 Pennsylvania Avenue Branch - 1275 Pennsylvania Avenue, NW, Washington, DC 20004 McLean Branch - 6832 Old Dominion Drive, McLean, Virginia 22101 Tysons Corner Branch - 8251 Greensboro Drive, McLean, Virginia 22102 Bethesda Branch - 7625 Wisconsin Avenue, Bethesda, Maryland 20814 Dumfries Branch - 18116 Triangle Shopping Plaza, Dumfries, Virginia 22026

         The  Company's   principal   executive  offices  are  located  at  1275
Pennsylvania Avenue, NW, Washington, DC 20004, and its phone number at that address is (202) 496-4100.

         The Company derives substantially all of its revenues and income from the operation of the Bank, which provides a full range of commercial and consumer banking services to small and middle market businesses and individuals in the Washington, DC metropolitan area. As of December 31, 1999, the Company had total assets of $204.8 million, total loans of $138.1 million, total deposits of $153.9 million, and total stockholders' equity of $15.7 million. At December 31, 1999, there were approximately 1,000 shareholders of the Company's common stock, par value $1.00 per share ("Common Stock").

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

         Measures of Performance. The principal measures of the performance of banking institutions are return on average equity and return on average assets. Return on average equity ("ROE") is determined by dividing annual net income by average stockholders' equity and indicates the effectiveness of an institution in generating net income from the capital invested by its stockholders. For the year ended December 31, 1999, the Company's ROE was 7.65%. Return on average assets ("ROA") measures net income in relation to total average assets and generally indicates an institution's ability to use its assets profitably. For the year ended December 31, 1999, the Company's ROA was 0.70%.

         Growth of Operations. The Company's current strategic plan is directed toward the enhancement of its franchise value and operating profitability through a significant increase in its asset size, the development of new commercial accounts and loans, and expansion into the suburban Maryland and Virginia markets around Washington, DC. The Company plans to acquire or establish banking offices in high-density commercial districts, and may in some cases open a temporary loan production office ("LPO") prior to establishing a full service branch. The Company acquired its first branch office in downtown Washington, DC in 1994 and in 1996 established an LPO in Tysons Corner, Virginia, which was replaced by a full service branch in April 1997. In October 1997, the Company purchased a full-service branch in McLean, Virginia, from Eastern American Bank, FSB ("Eastern American"). In June 1997, the Company established an LPO in Bethesda, Maryland, which was replaced by a full service branch in January 1998. In October 1999, the Company purchased a full-service branch in Dumfries, Virginia, from One Valley Bancorp ("One Valley"). In February 2000, the Company established a loan production office (LPO) in Rockville, Maryland.

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

                                   Competition

         The Company is subject to vigorous competition in all aspects and areas of its business from banks and other financial institutions, including savings and loan associations, savings banks, finance companies, credit unions and other providers of financial services, such as mutual funds, brokerage firms, consumer finance companies and insurance companies. The Company also competes with non-financial institutions that maintain their own credit programs and governmental agencies that make available low cost or guaranteed loans to certain borrowers. The principal methods of competition include interest rates paid on deposits and charged on loans, responsiveness and creativity in addressing customer needs, and the availability of other banking products and services. The Company competes in its market area with a number of much larger financial institutions that have substantially greater resources, including larger lending limits, larger branch systems and a wider array of commercial banking services. The Company believes that it has been able to compete effectively with other financial institutions by emphasizing customer service, establishing long-term customer relationships and building customer loyalty, and by providing products and services designed to address the specific needs of its customers.

         Under the Gramm-Leach-Bliley Act, effective March 11, 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which the Company and its subsidiaries conduct business. See "Regulatory Matters." The financial services industry is also likely to become even more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

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

         Under the BHCA, bank holding companies historically have been generally precluded from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or bank holding company or from engaging in activities other than those of banking, managing or controlling banks or furnishing services to or performing services for its subsidiaries, except that it may engage in, directly or indirectly, certain activities that the Federal Reserve Board determined to be closely related to banking or managing and controlling banks as to be a proper incident thereto.

         However, on November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act which eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers. The Gramm-Leach-Bliley Act will, effective March 11, 2000, permit bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

         Under the Gramm-Leach-Bliley Act, a bank holding company may become a financial holding company by filing a declaration with the Federal Reserve Board if each of its subsidiary banks is well capitalized under the FDICIA prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act ("CRA"). The Gramm-Leach-Bliley Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking.

         While the Federal Reserve Board will serve as the "umbrella" regulator for financial holding companies and has the power to examine banking organizations engaged in new activities, regulation and supervision of activities which are financial in nature or determined to be incidental to such financial activities will be handled along functional lines. Accordingly, activities of subsidiaries of a financial holding company will be regulated by the agency or authorities with the most experience regulating that activity as it is conducted in a financial holding company.

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

         Under the Gramm-Leach-Bliley Act, a national bank may establish a financial subsidiary and engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting as principal, insurance company portfolio investment, real estate development and real estate investment and annuity issuance. To do so, a bank must be well capitalized, well managed and have a CRA rating of satisfactory or better. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must remain well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has CRA rating of satisfactory or better.

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

         FDICIA requires the OCC to take "prompt corrective action" with respect to any national bank which does not meet specified minimum capital requirements. The applicable regulations establish five capital levels, ranging from "well capitalized" to "critically undercapitalized," which require or permit the OCC to take supervisory action. Under these regulations, a national bank is considered well capitalized if it has a total risk-based capital ratio of 10.0% or greater, a Tier I risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and it is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. A national bank is considered adequately capitalized if it has a total risk-based capital ratio of 8.0% or greater, a Tier I risk-based capital ratio and leverage capital ratio of 4.0% or greater (or a leverage ratio of 3.0% or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), and the institution does not meet the definition of an undercapitalized institution. A national bank is considered undercapitalized if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0%, or a leverage ratio that is less than 4.0%. A significantly undercapitalized institution is one which has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0%. A critically undercapitalized institution is one which has a ratio of tangible equity to total assets that is equal to or less than 2.0%. As of December 31, 1999, the Bank was classified as "well-capitalized."

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

         The Bank must pay assessments to the FDIC for federal deposit insurance protection. The FDIC has adopted a risk-based assessment system as required by FDICIA. Under this system, FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher-risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. The current range of BIF assessments is between 0% and 0.27% of deposits.

         The FDIC established a process for raising or lowering all rates for insured institutions semi-annually if conditions warrant a change. Under this new system, the FDIC has the flexibility to adjust the assessment rate schedule twice a year without seeking prior public comment, but only within a range of five cents per $100 above or below the assessment schedule adopted. Changes in the rate schedule outside the five-cent range above or below the current schedule can be made by the FDIC only after a full rulemaking with opportunity for public comment.

         Insurance Activities. In 1999 the Bank formed a subsidiary, headquartered in Dumfries, Virginia, for the purpose of engaging in insurance agency activities pursuant to the provisions of the National Bank Act which permit national banks to sell insurance in any town with a population of 5,000 or less. The provisions of the Gramm-Leach-Bliley Act concerning the state regulation of insurance activities, which became effective on November 12, 1999, provide that insurance activities of the type proposed to be conducted by the Bank's new subsidiary are to be regulated by the appropriate state insurance commissioner. However, the Gramm-Leach-Bliley Act prohibits national banks and subsidiaries of national banks from underwriting insurance and annuity products, except for certain types of credit related insurance. As of the end of 1999, this subsidiary had not yet commenced active operations.

         Other Regulatory Matters. On September 30, 1996, President Clinton signed the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Growth Act"), which contained a comprehensive approach to recapitalize the FDIC's Savings Association Insurance Fund and to assure payment of the Financing Corporation ("FICO") obligations. Most of the Bank's deposits are insured by the BIF. Under the Growth Act, banks insured under the BIF are required to pay a portion of the interest due on bonds that were issued by FICO in 1987 to help shore up the ailing Federal Savings and Loan Insurance Corporation. The BIF-rate was required to equal one-fifth of the SAIF rate through year-end 1999, or until the insurance funds merged, whichever occurred first. Thereafter, BIF and SAIF payers will be assessed pro rata for the FICO bond obligations. With regard to the assessment for the FICO obligation, for the fourth quarter 1999 , the BIF rate was .01184% of deposits and the SAIF rate was .05920% of deposits, and for the first quarter of 2000, both the BIF and SAIF rates are .02120% of deposits. The Growth Act also contained provisions protecting banks from liability for environmental clean-up costs; prohibiting credit unions sponsored by Farm Credit System banks; easing application requirements for most bank holding companies when they acquire a thrift or a permissible nonbank operation; easing Fair Credit Reporting Act restrictions between bank holding company affiliates; and reducing regulatory burden under the Real Estate Settlement Procedures Act, the Truth-in-Savings Act, the Truth-in-Lending Act, and the Home Mortgage Disclosure Act.

         Various legislation, such as the recent Gramm-Leach-Bliley Act which expands the powers of banking institutions and bank holding companies, and proposals to overhaul the bank regulatory system and limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of the Company and its banking subsidiaries in substantial and unpredictable ways. The Company cannot determine the ultimate effect that the Gramm-Leach-Bliley Act will have, or the effect that any potential legislation, if enacted, or implementing regulations with respect thereto, would have, upon the financial condition or results of operations of the Company or its subsidiaries.

         One of the major additional burdens imposed on the banking industry by FDICIA is the increased ability of banking regulators to monitor the activities of banks and their holding companies. In addition, the Federal Reserve Board and OCC possess extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution which it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions. FDICIA, FIRREA and other laws have expanded the agencies' authority in recent years, and the agencies have not yet fully tested the limits of their powers.

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

                                    Employees

         At December 31, 1999, the Company had 60 employees.

ITEM 2.           PROPERTIES.

         The Company's principal executive offices and all of its banking offices are leased under agreements expiring at various dates, including renewal options, through 2012. The Company's principal executive offices, which are located in the District of Columbia at 1275 Pennsylvania Avenue, NW, also serve as a branch location of the Bank. The premises at 1275 Pennsylvania Avenue consist of 2,750 square feet which are under lease through 2004, with one additional five-year renewal option.

         The lease for the Bank's main office, located in the District at 1875 Eye Street, NW, extends through 2002, with two additional five-year renewal options. The lease for the main office includes 3,895 square feet of lobby space, 5,286 square feet of Metro-level basement space and space for an Automatic Teller Machine ("ATM") in the adjacent International Square food court.

         The Company's branch office in Tysons Corner is located at 8251 Greensboro Drive, McLean, Virginia and consists of 1,801 square feet of space held under lease through March 2004.

         In connection with the acquisition of the McLean branch in the fourth quarter of 1997 (see Note 15 of Notes to Consolidated Financial Statements for additional information) , the Bank assumed Eastern American Bank's lease for the branch location at 6832 Old Dominion Drive, McLean, Virginia. The branch premises consist of 2,077 square feet, which are under lease through September 2003, with one additional five-year renewal option.

         In  1998,  the  Company  established  a new  branch  location  at  7625
Wisconsin Avenue, Bethesda, Maryland. The branch premises consist of 2,022 square feet leased through January 2008.

         In connection with the acquisition of the Dumfries branch in the fourth quarter of 1999 (see Note 15 of Notes to Consolidated Financial Statements for additional information) , the Bank assumed One Valley's lease for the branch location at 18116 Triangle Shopping Plaza, Dumfries, Virginia. The branch and contiguous premises consist of approximately 7,200 square feet, which are under lease through February 2002, with one additional five-year renewal option.

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


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders of the Company during the quarter ended December 31, 1999.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.

         The Company's Common Stock currently trades on the NASDAQ SmallCap Market under the symbol "CTRY." Continued inclusion of the Common Stock for quotation on the NASDAQ SmallCap Market requires that the Company satisfy a minimum tangible net worth or net income standard, and that the Common Stock satisfy minimum standards as to public float, bid price and market makers. Continued inclusion of the Common Stock for quotation in this market does not assure, however, an active public market. As of February 29, 2000, the Company estimates that it had approximately 1,000 shareholders.

         The following table sets forth the high, low and closing sale prices (adjusted to reflect 5% stock dividends in 1999 and 1998) for the Common Stock for each full quarterly period within the two most recent years:


                                            Common Stock Price Per Share
                                       ----------------------------------------
Quarter ended                              High           Low        Closing
----------------------                 -------------- ------------ ------------
March 31, 1998                            $ 10.54       $ 9.07       $ 9.86
June 30, 1998                               10.09         8.57         9.05
September 30, 1998                          10.00         7.86         8.10
December 31, 1998                            8.57         5.71         6.43
March 31, 1999                               7.14         5.66         5.83
June 30, 1999                                6.79         5.00         6.00
September 30, 1999                           6.38         5.50         5.88
December 31, 1999                            6.50         5.88         6.50


         The Company has not paid cash dividends on its shares of Common Stock to date and has no present intention to do so in the foreseeable future. The declaration and payment of future cash dividends will depend on, among other things, the Company's earnings, the general economic and regulatory climate, the Company's liquidity and capital requirements, and other factors deemed relevant by the Company's Board of Directors. The Company's ability to pay dividends depends mostly upon the dividends received from the Bank. Dividends from the Bank to the Company are restricted to the extent that no portion of the Bank's capital stock or capital surplus may be withdrawn for the payment of dividends. Dividends may be paid by the Bank in an amount equal to the Bank's net income for the current year combined with the retained net income for the preceding two years. Approval by the OCC is required prior to the payment of dividends by the Bank if the total of all dividends, including the proposed dividend, declared in any given calendar year exceeds the Bank's net profits for that year combined with its retained net profits for the preceding two years. Under the Federal Deposit Insurance Act, an insured bank is prohibited from paying dividends on its capital stock while in default on payment of any assessment due to the FDIC, except in those cases where the amount of the assessment is in dispute and the insured bank has deposited satisfactory security. The Bank has timely paid all such notices of assessment. In addition, banks are prohibited from paying dividends if such dividends would cause them to be less than "adequately capitalized," as defined by the Federal banking agencies.

         Given the foregoing restrictions, and the Company's present intention to accumulate retained earnings to support the Company's future growth, it is unlikely that the Company will pay cash dividends with respect to the Common Stock for the foreseeable future. The Company has declared stock dividends from time to time in the past, but has not adopted a policy with respect to future stock dividends. The most recent stock dividend declared by the Company was a 5% stock dividend declared on February 18, 2000, payable on April 17, 2000, to holders of record of shares of Common Stock as of March 15, 2000. The declaration of future stock dividends is at the discretion of the Board of Directors.

ITEM 6.           SELECTED FINANCIAL DATA.

         The following table sets forth selected consolidated financial data for the Company for each of the five years in the period ended December 31, 1999. The selected data for these years have been derived from the Company's audited Consolidated Financial Statements and should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. The Consolidated Statements of Financial Condition as of December 31, 1999 and 1998, and the Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for each of the years in the three year period ended December 31, 1999 and the report thereon of KPMG LLP are included elsewhere in this report.



                   SELECTED CONSOLIDATED FINANCIAL INFORMATION
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                         1999          1998          1997         1996          1995
                                                     ------------- ------------- ------------- ------------ -------------
Income Statement Data:
Interest income                                          $13,220       $11,355        $9,209       $7,690        $7,079
Interest expense                                           4,996         4,537         3,765        2,776         2,562
                                                     ------------- ------------- ------------- ------------ -------------
    Net interest income                                    8,224         6,818         5,444        4,914         4,517
Provision for credit losses                                  640           620           336          160            26
                                                     ------------- ------------- ------------- ------------ -------------
    Net interest income after provision for
     credit losses                                         7,584         6,198         5,108        4,754         4,491
Noninterest income                                         1,669         1,103           922          720           590
Noninterest expense                                        7,335         6,309         5,460        4,920         4,157
                                                     ------------- ------------- ------------- ------------ -------------
Income before taxes                                        1,918           992           570          554           924
Income taxes                                                 729           355           234          275           311
                                                     ------------- ------------- ------------- ------------ -------------
Net income                                               $ 1,189       $   637        $  336       $  279        $  613

Common Share Data (1):
Net income--basic                                       $   0.42      $   0.24       $  0.20      $  0.20       $  0.53
Net income--diluted                                         0.42          0.24          0.18         0.19          0.50
Book value (2)                                              5.76          5.40          5.29         4.85          4.68

Common shares outstanding--end of period               2,721,902     2,574,219     2,209,229    1,146,028     1,046,047
Weighted average common shares                         2,804,994     2,632,787     1,710,316    1,371,940     1,153,943
Diluted weighted average common shares                 2,832,683     2,688,583     1,852,683    1,454,483     1,213,698

Balance Sheet Data:
Total assets                                            $204,809      $151,350      $152,640     $107,186      $101,730
Investments (3)                                           53,144        23,385        46,632       25,631        21,690
Total loans (4)                                          138,076       115,231        94,171       70,676        69,204
Allowance for credit losses                                1,519         1,128           887          826           740
Total deposits                                           153,900       126,211       129,605       90,985        90,539
Long-term debt                                            11,301         5,301         6,511        6,850            --
Total stockholders' equity                                15,668        15,317        13,536        6,750         6,365

Performance Data:
Return on average total assets                              0.70%         0.44%         0.29%        0.27%         0.68%
Return on average total equity                              7.65          4.49          3.83         4.20         11.49
Net interest margin                                         5.15          5.07          5.17         5.74          5.42
Loans to deposits                                           89.7          91.3          72.7         77.7          76.4

Asset Quality Ratios:
Nonperforming assets to total assets                        0.25%         1.02%         0.49%        0.30%         0.49%
Nonperforming loans to total loans                          0.37          1.34          0.74         0.46          0.45
Net loan charge-offs to average loans                       0.21          0.38          0.36         0.10          0.04
Allowance for credit losses to total loans                  1.10          0.98          0.94         1.17          1.07
Allowance to nonperforming loans                             295            73           127          257           240

Capital Ratios:
Tier I risk based capital                                   9.74%        11.60%        12.27%        8.99%         9.22%
Total risk based capital                                   10.79         12.56         13.19        10.13         10.34
Tier I leverage                                             7.64          9.46          8.83         6.35          6.80


Notes:
(1) Per share data has been adjusted to reflect five percent Common Stock dividends in 1999, 1998, 1997 and 1995, seven percent Common Stock dividends in 1996, and retroactively restated to reflect the five percent Common Stock dividends declared on February 18, 2000.
(2) Book value per common share is based on stockholders' equity divided by the number of common shares outstanding, adjusted for stock dividends.
(3) Investments include federal funds sold and interest-bearing deposits in other financial institutions.
(4)  Net of unearned income.

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

                                     General

         The Company derives substantially all of its revenues and income from the operation of the Bank, which provides a full range of commercial and consumer banking services to individuals, small and middle market businesses, and other organizations in the Washington, DC metropolitan area. As of December 31, 1999, the Company had total assets of $204.8 million, total loans of $138.1 million, total deposits of $153.9 million, and total stockholders' equity of $15.7 million. The Company had net income of $1.2 million for the year ended December 31, 1999, resulting in a return on average total equity of 7.65% and a return on average total assets of 0.70%.

         The Company's current strategic plan is directed toward the enhancement of its franchise value and operating profitability through a significant increase in its asset size, the development of new commercial accounts and loans, and continued expansion into the nearby Maryland and Virginia markets. The Company plans to acquire or establish banking offices in high-density commercial districts, and may in some cases open a temporary LPO prior to establishing a full service branch. The Bank acquired its first branch office in downtown Washington, DC in 1994 and in 1996 established a LPO in Tysons Corner, Virginia, which was replaced by a full service branch in April 1997. On October 10, 1997, the Company completed the purchase and assumption of the deposits and certain other liabilities of the branch of Eastern American located at 6832 Old Dominion Drive, McLean, Virginia. Also, in 1997 the bank established a LPO in Bethesda, Maryland, which was replaced by a full-service branch in January 1998. These transactions significantly affected the Company's operations during 1999, 1998 and 1997, and their effects should be considered when reviewing the discussion of the Company's financial condition and results of operations set forth below. In October 1999, the Company purchased a full-service branch in Dumfries, Virginia, from One Valley.

         In this report, all "per share" amounts have been adjusted to reflect five percent Common Stock dividends in 1999, 1998, 1997 and 1995, seven percent Common Stock dividends in 1996, and retroactively restated to reflect the five percent Common Stock dividends declared on February 18, 2000.


                              Results of Operations

Net Income

         Net income was $1.2 million ($0.42 per diluted common share) for 1999, compared with net income of $637,000 ($0.24 per diluted common share) for 1998, an increase of $552,000 or 87%. The increase in net income for 1999 compared with 1998 resulted principally from a $1.4 million increase in net interest income and a $566,000 increase in noninterest income. These increases were the result of an 18.6% increase in average earning assets and the addition of four new branch offices during the past three years (see "General" above). Partially offsetting these increases during 1999 were a corresponding increase in average interest-bearing liabilities of 18.1%, as well as increases in several noninterest expense categories resulting from the establishment of the four new branch office locations, and a $20,000 increase in the provision for credit losses resulting from increased reserves in relation to loan portfolio growth during the year.

         Net income was $637,000 ($0.24 per diluted common share) for 1998, compared with net income of $336,000 ($0.18 per diluted common share) for 1997, an increase of $301,000 or 89.6%. The increase in net income for 1998 compared with 1997 resulted principally from a $1.4 million increase in net interest income and a $181,000 increase in noninterest income. These increases were attributable to a 27.8% increase in average earning assets and the addition of three new branch offices during the previous two years. Partially offsetting
these  increases   during  1998  were  a   corresponding   increase  in  average
interest-bearing liabilities of 23.6%, as well as increases in several noninterest expense categories resulting from the establishment of the three new branch office locations, and a $284,000 increase in the provision for credit losses resulting from increased reserves in relation to loan portfolio growth during the year.

Net Interest Income

         Net interest income was $8,224,000 for 1999, an increase of $1,406,000 or 20.6% compared with net interest income of $6,818,000 for 1998. The Company's average total interest-earning assets increased to $159.6 million for 1999 from $134.6 million for 1998, representing an 18.6% increase between the years. The net interest margin of 5.15% for 1999 increased 8 basis points from 5.07% for 1998, the result of a 30 basis point decline in the average cost of interest bearing liabilities, which was partially offset by a 16 basis point decline in the average yield on interest earning assets.

         Net interest income was $6,818,000 for 1998, an increase of $1,374,000 or 25.2% compared with net interest income of $5,444,000 for 1997. The Company's average total interest-earning assets increased to $134.6 million for 1998 from $105.3 million for 1997, representing a 27.8% increase between the years. The net interest margin of 5.07% for 1998 decreased 10 basis points from 5.17% for 1997, the result of a 31 basis point decline in the average yield on interest earning assets that was only partially offset by an 11 basis point decline in the cost of interest bearing liabilities.

         Changes in interest income and interest expense can result from changes in both volume and rate. The Company has an asset and liability management policy designed to provide a proper balance between rate sensitive assets and rate sensitive liabilities, to attempt to maximize interest margins and to provide adequate liquidity for anticipated needs. The table below sets forth for the periods indicated a summary of the changes in interest income and interest expense resulting from changes in volume and rate. The table on the following page sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest income or expense on such amounts, and the average rate for the years ended December 31, 1999, 1998 and 1997.


                               RATE/VOLUME ANALYSIS OF NET INTEREST INCOME/EXPENSE (1)
                                                (Dollars In Thousands)

                                                  1999 Compared with 1998                      1998 Compared with 1997
                                          -----------------------------------------    -----------------------------------------
                                             Due to        Due to     Total Incr.         Due to        Due to     Total Incr.
                                             Volume         Rate        (Decr.)           Volume         Rate        (Decr.)
                                          ------------- ------------- -------------    ------------- ------------- -------------
Interest Earned On:
  Loans, including fees                      $  2,596       $  (446)     $  2,150         $  2,262       $  (424)     $  1,838
  Investment securities                           (84)          (53)         (137)             240            17           257
  Federal funds sold                              (88)            1           (87)             116           (23)           93
  Interest bearing deposits with banks            (27)          (35)          (62)             (43)            2           (41)
                                          ------------- ------------- -------------    ------------- ------------- -------------
Total interest income                           2,397          (533)        1,864            2,575          (428)        2,147
Interest Paid On:
  NOW accounts                                     30          (106)          (76)              67           (51)           16
  Savings accounts                                 86           (20)           66              563            44           607
  Money market accounts                           (43)          (88)         (131)               8           (11)           (3)
  Time deposits                                   469          (211)          258              190           (21)          169
  Borrowings and notes payable                    416           (75)          341              (15)           (1)          (16)
                                                                                       ------------- ------------- -------------
                                          ------------- ------------- -------------
Total interest expense                            958          (500)          458              813           (40)          773
                                          ------------- ------------- -------------    ------------- ------------- -------------
Net interest income                          $  1,439       $   (33)     $  1,406         $  1,762      $   (388)     $  1,374
                                          ------------- ------------- -------------    ------------- ------------- -------------


(1) The dollar amount of changes in interest income and interest expense attributable to changes in rate/volume (change in rate multiplied by change in volume) has been allocated between rate and volume variances based on the percentage relationship of such variances to each other.



                                      AVERAGE BALANCES AND INTEREST YIELDS/RATES
                                                (Dollars in Thousands)


                                                                     Year Ended December 31,
                                --------------------------------------------------------------------------------------------------
                                            1999                            1998                              1997
                                ------------------------------ -------------------------------- ----------------------------------
                                           Interest  Average               Interest   Average               Interest    Average
                                 Average   Income/    Yield/    Average     Income/    Yield/    Average    Income/     Yield/
                                 Balance   Expense     Rate     Balance     Expense     Rate     Balance    Expense      Rate
                                ---------- --------- --------- ----------- ---------- --------- ----------- --------- ------------
Interest-Earning Assets
  Loans, net (1)                 $128,419   $11,543     8.99%     $99,724     $9,393     9.42%     $75,908    $7,555        9.95%
  Investment securities (2)(3)     13,737       766     5.58       15,200        903     5.94       11,153       646        5.79
  Federal funds sold                5,095       264     5.18        6,801        351     5.16        4,576       258        5.64
  Interest bearing deposits
    with other banks               12,362       647     5.23       12,855        709     5.52       13,628       750        5.50
                                ---------- ---------           ----------- ----------           ----------- ---------
Total interest-earning assets(3)  159,613    13,220     8.28%     134,580     11,356     8.44%     105,265     9,209        8.75%


  Cash and due from banks           6,862                           5,667                            5,336
  Other assets                      3,682                           4,491                            3,860
                                ----------                     -----------                      -----------
Total Assets                     $170,157                        $144,738                         $114,461
                                ----------                     -----------                      -----------

Interest-Bearing Liabilities
  Interest-Bearing Deposits:
    NOW accounts                  $19,700    $  222     1.13%     $17,722     $  298     1.68%     $14,023    $  282        2.01%
    Savings accounts               20,241       884     4.37       18,285        818     4.47        5,559       211        3.80
    Money market accounts          20,451       640     3.13       21,723        771     3.55       21,491       774        3.60
    Time deposits                  47,895     2,408     5.03       38,832      2,150     5.54       35,399     1,981        5.60
  Borrowings and
    notes payable                  14,653       842     5.75        7,547        501     6.64        7,768       517        6.66
                                ---------- ---------           ----------- ----------           ----------- ---------
Total interest-bearing
    liabilities                   122,940     4,996     4.06%     104,109      4,538     4.36%      84,240     3,765        4.47%

  Non-interest bearing             30,101                          24,981                           20,272
deposits
  Other liabilities                 1,570                           1,459                            1,176
                                ----------                     -----------                      -----------
Total liabilities                 154,611                         130,549                          105,688

Stockholders' equity               15,546                          14,189                            8,773
                                ----------                     -----------                      -----------
Total liabilities and
    stockholders' equity         $170,157                        $144,738                         $114,461
                                ----------                     -----------                      -----------

                                           ---------                       ----------                       ---------
Net interest income and spread              $ 8,224     4.22%                 $6,818     4.08%                $5,444        4.28%
                                           ---------                       ----------                       ---------

Net interest margin (3)                                 5.15%                            5.07%                              5.17%

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

                                          1999         1998           1997
                                        ---------    ----------   ------------
Investment securities                     5.58%        5.94%          5.82%
Total interest-earning assets             8.28         8.44           8.75
Net interest margin                       5.15         5.07           5.18

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

         The provision for credit losses was $640,000 in 1999, compared with $620,000 for 1998, increasing $20,000, or 3.2%. The increase was largely the result of a 19.8% increase in loans, net of unearned income, to $138.1 million at December 31, 1999 from $115.2 million at year-end 1998. Net charge-offs decreased to $249,000 in 1999, from $379,000 in 1998, the result of a $134,000 decrease in charge-offs in the commercial loan portfolio accompanied by reduced charge-offs and recoveries in other loan categories.

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

Noninterest Income

         Noninterest income for 1999 was $1,669,000, an increase of $566,000 or 51.3% compared with noninterest income of $1,103,000 in 1998. This increase resulted largely from growth of fees earned in the credit card program, increases in service charges on deposit accounts, commissions from a new mortgage loan origination program, as well as other commissions and other fee income.

         Noninterest income for 1998 was $1,103,000, an increase of $181,000 or 19.6% compared with noninterest income of $922,000 in 1997. This increase resulted largely from growth of fees earned in the credit card program, increases in service charges on deposit accounts, as well as commissions and other fee income. Noninterest income in 1998 also included $15,000 in gains from the sale of investment securities and $16,000 from the liquidation of other real estate owned.

         The following table sets forth the various categories of, and changes in, noninterest income for the years ended December 31, 1999, 1998 and 1997:

                                                  NONINTEREST INCOME
                                                (Dollars in Thousands)

                                                                  Year Ended December 31,
                                        ----------------------------------------------------------------------------
                                             1999         % Change          1998          % Change         1997
                                        --------------- -------------- --------------- --------------- -------------
Service charges on deposit accounts           $    661         47.8 %         $   447           9.0 %         $ 410
Credit card and merchant fees                      732         55.4               471          21.1             389
Mortgage loan origination fees                      97                              -              -              -
                                                              -
Commission and other fee income                    179      ( 3.2)                185          50.4             123
                                        --------------- -------------- --------------- --------------- -------------
Total noninterest income                        $1,669         51.3 %          $1,103          19.6 %         $ 922
                                        --------------- -------------- --------------- --------------- -------------

Noninterest Expense

         Noninterest expense was $7,335,000 in 1999, compared with $6,309,000 in 1998, representing an increase of $1,026,000 or 16.3%. The increase in 1999 was due largely to increases in salaries and employee benefits of $783,000 and data processing services of $422,000. These increases in salaries and employee benefits reflect the opening of the Dumfries branch office in October 1999, a full year of compensation expense for the employees at the branch opened in 1998, the addition of personnel to support growth in the loan portfolio, and a reduction in the amount of loan origination costs deferred in the current year. The increases in the cost of data processing services were primarily attributable to growth in the credit card program, additional transaction volume, and efforts to prepare for and comply with Year 2000 readiness issues.

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

         The following table sets forth the various categories of, and changes in, noninterest expense for the years ended December 31, 1999, 1998 and 1997:

                                                 NONINTEREST EXPENSE
                                                (Dollars in Thousands)

                                                                   Year Ended December 31,
                                        ------------------------------------------------------------------------------
                                             1999         % Change          1998          % Change          1997
                                        --------------- -------------- --------------- --------------- ---------------
Salaries and employee benefits                  $2,859        37.7  %          $2,076         (5.7) %          $2,201
Professional fees                                  696       (24.8)               926         33.8                692
Occupancy and equipment expense                    842         1.9                826         27.1                650
Depreciation and amortization                      643        (2.7)               661         15.8                571
Data processing                                  1,156        57.5                734         37.5                534
Communications                                     355        27.2                279         39.5                200
Office and operations expenses                     277       (23.1)               360         25.4                287
Marketing and public relations                     180        (8.2)               196         24.8                157
Federal deposit insurance premiums                  20        11.1                 18         28.6                 14
Other expenses                                     307        31.8                233         51.3                154
                                        --------------- -------------- --------------- --------------- ---------------
Total noninterest expense                       $7,335        16.3  %          $6,309         15.5  %          $5,460
                                        --------------- -------------- --------------- --------------- ---------------

Income Tax Expense

         The Company's income tax expense includes federal, state and local income taxes. The provision for income taxes was $729,000 in 1999 compared to $355,000 in 1998 and $234,000 in 1997. This reflects effective tax rates of 38.0 percent in 1999, 35.8 percent in 1998, and 41.0 percent in 1997. The effective tax rate was reduced in 1999 and 1998 from previous years due to the increase in interest income derived from US agency securities and short term investments which are not fully taxable for state and local purposes, and a greater portion of earnings derived from Virginia and Maryland where the local income tax rates are lower than in Washington, DC.

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

         Management seeks to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. Toward this end, the Company maintains an Asset/Liability Committee ("ALCO") which reviews, on a regular basis, the maturity and repricing of the assets and liabilities of the Company. ALCO has adopted the objective of achieving and maintaining a one-year cumulative GAP, as a percent of total assets, of between plus 10% and minus 10%. On a consolidated basis, the Company's one year cumulative gap was a negative 4.99% of total assets at December 31, 1999. In addition, ALCO monitors potential changes in net interest income, net income and the market value of portfolio equity under various interest rate scenarios. Market risk is the risk of loss from adverse changes in market prices and rates, arising primarily from interest rate risk in the Company's loan and investment portfolios, which can significantly impact the Company's profitability. Net interest income can be adversely impacted where assets and liabilities do not react the same to changes in interest rates. At year-end 1999, the impact of an immediate increase in interest rates of 200 basis points would have resulted in a decrease in net interest income over a 12-month period of 0.71%, with a comparable decrease in interest rates resulting in an increase in net interest income of 1.12%. Management finds the above methodologies meaningful for evaluating market risk sensitivity; however, other factors can affect net interest income, such as levels of non-earning assets and changes in portfolio composition. The following table sets forth the interest-rate sensitive assets and liabilities of the Company at December 31, 1999, which are expected to mature or are subject to repricing in each of the time periods indicated:

                                    INTEREST RATE SENSITIVE ASSETS AND LIABILITIES
                                                (Dollars in Thousands)
                                                          90 Days      91 to 180      181 Days        Over
Term To Repricing (At December 31, 1999)                  or Less         Days       to 1 Year       1 Year        Total
------------------------------------------------------- ------------- ------------- ------------- ------------- -------------
Interest Earning Assets
    Loans, net                                               $64,202       $10,181       $16,745       $46,948      $138,076
    Investment securities                                      3,659           236           391        18,175        22,461
    Federal funds sold                                        11,015             -             -             -        11,015
    Interest bearing deposits with banks                      16,894         1,200         1,573             -        19,667
                                                        ------------- ------------- ------------- ------------- -------------
Total interest earning assets                                 95,770        11,617        18,709        65,123       191,219
Interest Bearing Liabilities
    NOW accounts                                              23,112             -             -             -        23,112
    Savings accounts                                          20,572             -             -             -        20,572
    Money market accounts                                     18,657             -             -         1,021        19,678
    Time deposits                                              7,335        11,901        28,865         5,865        53,966
    Other borrowings                                          25,162           254           459         7,384        33,259
                                                        ------------- ------------- ------------- ------------- -------------
Total interest bearing liabilities                            94,838        12,155        29,324        14,270       150,587
                                                        ------------- ------------- ------------- ------------- -------------
Interest sensitivity gap per period                         $    932     $   (538)     $(10,615)       $50,853     $  40,632
Cumulative gap                                                   932           394      (10,221)        40,622
Cumulative gap as a percentage of total assets                 0.46%         0.19%       (4.99)%        19.84%
Cumulative interest earning assets as a percent
       of interest bearing liabilities                       100.98%       100.37%        92.50%       126.98%


                         Analysis of Financial Condition

Loans

         The Company presently is, and in the future expects to remain, a middle market banking organization serving professionals and businesses with interests in and around the Washington, DC metropolitan area. As of December 31, 1999 and 1998, approximately $90.0 million (65%) and $73.8 million (64%) of the Company's total loan portfolio, respectively, consisted of loans secured by real estate, of which one-to-four-family residential mortgage loans and home equity lines of credit represented $34.7 million (25%) and $34.9 million (30%), respectively, of the Company's total loan portfolio.

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

         The primary types of loans in the Company's portfolio are residential mortgages and home equity loans, commercial real estate loans, commercial loans, and consumer installment and credit card loans. Generally, the Company underwrites loans based upon the borrower's debt service capacity or cash flow, a consideration of past performance on loans from other creditors as well as an evaluation of the collateral securing the loan. With some exceptions, the Company's general policy is to require conservative underwriting policies, primarily in the analysis of borrowers' debt service coverage capabilities for commercial and commercial real estate loans, while emphasizing lower gross debt ratios for consumer loans and lower loan-to-value ratios for all types of real estate loans. Most of the Company's commercial real estate loans consist of owner-occupied properties financed for the Company's regular commercial customers, rather than speculative or investor-owned properties. Most of the Company's commercial and commercial real estate loans are personally guaranteed by the owners of the business, the primary exceptions to this requirement being loans to non-profit and membership organizations. Given the localized nature of the Company's lending activities, the primary risk factor affecting the portfolio as a whole is the health of the local economy in the Washington, DC metropolitan area and its effects on the value of local real estate and the incomes of local professionals and business firms. To mitigate this risk, the Company's underwriting policy provides that each loan should be supported by an economically independent secondary source of repayment. Any exceptions to the general loan policy must be approved by the Executive Loan Committee.

         Loans to directors, executive officers and principal stockholders of the Company and to directors and officers of the Bank are subject to limitations contained in the Federal Reserve Act, the principal effect of which is to require that extensions of credit by the Bank to executive officers, directors, and ten percent stockholders satisfy certain standards. The Bank routinely makes loans in the ordinary course of business to certain directors and executive officers of the Company and the Bank, their associates, and members of their immediate families. In accordance with Federal Reserve Act guidelines, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with others and do not involve more than normal risk of collectibility or present other unfavorable features. As of December 31, 1999, loans and commitments outstanding to directors and executive officers of the Company and the Bank, their associates and members of their immediate families totaled $3.3 million (net of participations sold to other banks on a non-recourse basis), which represented approximately 2.4 percent of total loans as of that date. As of December 31, 1999, none of these loans outstanding from the Bank to related parties were on non-accrual, past due, restructured or considered by management to be a potential problem loan.

         The following table sets forth the composition of the Company's loan portfolio by type of loan on the dates indicated:

                                               LOAN PORTFOLIO ANALYSIS
                                                (Dollars in Thousands)

                                                                                 December 31,
                                                      -------------------------------------------------------------------
                                                              1999                   1998                   1997
                                                      ---------------------- ---------------------- ---------------------
Aggregate Principal Amount
Type of loan:
    1-4 family residential mortgage                               $ 24,926               $ 27,679              $ 27,502
    Home equity loans                                                9,724                  7,185                 7,808
    Multifamily residential                                          2,635                  1,884                 1,859
    Construction                                                     4,425                  1,205                 1,459
    Commercial real estate                                          48,242                 35,821                17,999
    Commercial loans                                                37,585                 28,906                24,132
    Installment and credit card loans                               10,612                 12,517                13,535
                                                      ---------------------- ---------------------- ---------------------
Gross loans                                                        138,149                115,197                94,294
Unearned income and deferred costs                                     (73)                    34                  (123)
                                                      ---------------------- ---------------------- ---------------------
Total loans, net of unearned                                      $138,076               $115,231               $94,171
                                                      ---------------------- ---------------------- ---------------------

Percentage of Loan Portfolio
Type of loan:
    1-4 family residential mortgage                                  18.04%                 24.03%                29.17%
    Home equity loans                                                 7.04                   6.24                  8.28
    Multifamily residential                                           1.91                   1.64                  1.97
    Construction                                                      3.20                   1.05                  1.55
    Commercial real estate                                           34.92                  31.10                 19.09
    Commercial loans                                                 27.21                  25.09                 25.59
    Installment and credit card loans                                 7.68                  10.85                 14.35
                                                      ---------------------- ---------------------- ---------------------
Gross loans                                                         100.00%                100.00%               100.00%
                                                      ---------------------- ---------------------- ---------------------

         The following table sets forth the maturities of loans (based upon contractual dates) outstanding as of December 31, 1999. Loans, primarily as a result of maturities, monthly payments and repayments, are an important source of liquidity. The Company's portfolio of adjustable rate home mortgages consists of loans to customers in the local market area. Such loans generally have balloon maturities within ten years or less, with two percent annual and six percent lifetime "caps" on interest rate changes. Borrowers have the right to prepay such loans without penalty.

                                       MATURITIES AND RATE SENSITIVITY OF LOANS
                                                (Dollars in Thousands)

                                                 Over 1 Year Through 5 Years             Over 5 Years
                                                 -----------------------------    ----------------------------
                                 One Year            Fixed        Floating           Fixed        Floating
                                or Less (1)          Rate           Rate              Rate          Rate              Total
------------------------------ --------------    -------------- --------------    ------------- --------------    --------------

Commercial                           $15,119          $  8,024       $  9,603         $  1,891       $  2,948         $  37,585
Commercial real estate                 2,424            10,834          4,372           12,486         18,126            48,242
Residential mortgage/home              2,788             6,752          4,302            8,902         14,541            37,285
equity
Construction                           3,319                 -            178                -            928             4,425
Installment/credit card                2,780             2,053            363              114          5,302            10,612
                               --------------    -------------- --------------    ------------- --------------    --------------

Total                               $ 26,430          $ 27,663       $ 18,818         $ 23,393       $ 41,845         $ 138,149
                               --------------    -------------- --------------    ------------- --------------    --------------

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


                                    NONPERFORMING ASSETS
                                   (Dollars in Thousands)

                                                     December 31,
                                        ------------------------------------
                                             1999        1998         1997
                                        ----------- ------------ -----------

Non-accrual loans                            $515       $1,163        $624
Accruing past due 90 days or more               -          383          76
                                        ----------- ------------ -----------
Total nonperforming loans                     515        1,546         700

Other real estate owned                         -            -          52
                                        ----------- ------------ -----------
Total nonperforming assets                   $515       $1,546        $752
                                        ----------- ------------ -----------

Nonperforming loans to total loans           0.37%        1.34%       0.74%
Nonperforming assets to total asset          0.25%        1.02%       0.49%

         As of December 31, 1999, non-accrual loans consisted of one borrowing relationship. The Company has real property collateral at acceptable margins and has maintained a good working relationship with the borrower.

         Interest lost on these nonaccrual loans was $23,807 and $19,365 for 1999 and 1998, respectively. The Company received interest payments on these nonaccrual loans amounting to $67,871, $26,686, and $48,613 for 1999, 1998 and 1997, respectively.

Allowance for Credit Losses

         The Company maintains an allowance for credit losses based upon, among other things, such factors as historical experience, the volume and type of lending conducted by the Company, the amount of nonperforming assets, regulatory policies, generally accepted accounting principles, general economic conditions, and other factors related to the collectibility of loans in the Company's portfolio. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if such factors and conditions differ from the assumptions used in making the initial determinations. Based upon criteria consistently applied during the periods, the Company's allowance for credit losses was $1,519,000 (1.10% of total loans), $1,128,000 (0.98% of total loans)
and $887,000  (0.94% of total  loans) as of December  31,  1999,  1998 and 1997, respectively The allowance for credit losses as a percentage of nonperforming loans was 295%, 73% and 127% as of December 31, 1999, 1998 and 1997,
respectively.

         The following table sets forth an analysis of the Company's allowance for credit losses for the periods indicated:

                                    ALLOWANCE FOR CREDIT LOSSES
                                       (Dollars in Thousands)

                                                Year Ended December 31,
                                 -----------------------------------------------
                                         1999             1998           1997
                                 ---------------- --------------- --------------

Average net loans outstanding        $ 128,419        $ 99,724        $75,908

Loans outstanding at period-end        138,076         115,231         94,171

Total nonperforming loans                  515           1,546            700
                                  --------------- --------------- --------------

Beginning balance of allowance         $ 1,128          $  887         $  826

Loans charged-off:
1-4 family residential mortgage              -              18             29
Home equity loans                            -              26            100
Commercial loans                           180             314             25
Installment and credit card loans           90             129            298
                                 ---------------- --------------- --------------
Total loans charged off                    270             487            452

Recoveries of previous charge-offs:
1-4 family residential mortgage              -               -              1
Home equity loans                            8              43              -
Commercial loans                             -              36            134
Installment and credit card loans           13              29             42
                                 ---------------- --------------- --------------
Total recoveries                            21             108            177
                                 ---------------- --------------- --------------
Net loans charged-off                      249             379            275

Provision for credit losses                640             620            336

                                 ---------------- --------------- --------------
Balance at end of period               $ 1,519         $ 1,128         $  887
                                 ---------------- --------------- --------------

Net charge-offs to average loans          0.19%           0.38%          0.36%
Allowance as % of total loans             1.10%           0.98%          0.94%
Nonperforming loans as % of total loans   0.37%           1.34%          0.74%
Allowance as % of nonperforming loans      295%             73%           127%

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

         The following table describes the allocation of the allowance for credit losses among various categories of loans and certain other information at December 31, 1999. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

                                      ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES
                                                (Dollars in Thousands)

                                                                  December 31, 1999               December 31, 1998
                                                             ----------------------------    ----------------------------

                                                                       Percent of Loans                Percent of Loans
                                                               Amount   to Total Loans         Amount   to Total Loans
   Balance of allowance for credit losses applicable to:
            Commercial and industrial                         $   285         27%             $   319         25%
            Real estate                                            20         65%                 154         64%
            Consumer                                              222          8%                  17         11%
            Unallocated                                           992          -                  638          -
                                                           ---------------------------------------------------------------
                     Total allowance for credit losses         $1,519        100%              $1,128        100%
                                                           ---------------------------------------------------------------

Investment Activities

         The Company's investment portfolio of $22.5 million as of December 31, 1999 consisted mostly of U.S. government agency obligations. This represented an increase of $13.2 million compared to the investment securities of $9.3 million at December 31, 1998. The Company's investment portfolio of $9.3 million as of December 31, 1998 consisted mostly of U.S. government agency obligations. This represented a decrease of $10.1 million compared to the investment securities of $19.4 million at December 31, 1997. The reductions in investment securities and interest bearing deposits during 1998 were used to fund the $21.1 million increase in loans during that year.

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

         The following table sets forth the carrying value of the Company's investment portfolio as of the dates indicated:

                                        INVESTMENT PORTFOLIO COMPOSITION
                                        (Dollars In Thousands)

                                               December 31,
                                         ---------------------------------------
                                             1999         1998          1997
                                         ------------ ------------ -------------
Available-for-sale (fair value):
U.S. Treasuries and government agencies    $ 13,526      $ 4,060      $ 13,492
Other                                         2,969        2,751         2,284
                                         ------------ ------------ -------------
Total available-for-sale                     16,495        6,811        15,776

Held-to-maturity (amortized cost):
U.S. Treasuries and government agencies       5,966        2,164         1,911
State, county and municipal                       -            -            65
Other                                             -          278         1,656
                                         ------------ ------------ -------------
Total held-to-maturity                        5,966        2,442         3,632

                                         ------------ ------------ -------------
Total investment securities                $ 22,461      $ 9,253      $ 19,408
                                         ------------ ------------ -------------


         The following table sets forth the maturity distribution and weighted average yield of the investment portfolio of the Company as of December 31, 1999:

                                     INVESTMENT PORTFOLIO--MATURITIES AND YIELDS
                                                (Dollars In Thousands)

                                                          Over 1 Year      Over 5 Years
                                         One Year          Through 5        Through 10           After
                                          or Less            Years             Years           10 Years           Total
-----------------------------------    --------------    --------------    --------------    --------------   --------------
Maturity Distribution:
U.S. Treasuries and government
     agencies                               $ 1,999          $ 15,111                 -           $ 2,382         $ 19,492
Other                                             -                 -             $ 288             2,681            2,969
                                       --------------    --------------    --------------    --------------   --------------

Total                                       $ 1,999          $ 15,111             $ 288           $ 5,063         $ 22,461
                                       --------------    --------------    --------------    --------------   --------------

Weighted Average Yield (1):
U.S. Treasuries and government
     agencies                                 5.64%             6.07%                 -             6.27%             6.05%
Other                                             -                 -             5.10%             6.56%             6.42%
                                       --------------    --------------    --------------    --------------   --------------
Total                                         5.64%             6.07%             5.10%             6.42%             6.10%
                                       --------------    --------------    --------------    --------------   --------------

(1) The calculation of the weighted average yields is based on yield, weighted by the respective book value of the securities, using cost basis in the case of securities available-for-sale.

Deposit Activities

         The Company's total deposits at year-end 1999 were $153.9 million, an increase of $27.7 million, or 22.0%, compared to the year-end 1998 balance. Total average deposits were $138.4 million for the year ended December 31, 1999, an increase of $16.8 million, or 13.9% compared with average deposits of $121.5 million for the year ended December 31, 1998. The Company's total deposits at year-end 1998 were $126.2 million, a decrease of $3.4 million, or 2.6%, compared to the year-end 1997 balance. Total average deposits were $121.5 million for the year ended December 31, 1998, an increase of $24.8 million, or 25.6% compared with average deposits of $96.7 million for the year ended December 31, 1997. The Company views deposit growth as a significant challenge in its effort to increase its asset size. Thus, the Company continues to focus on its branching program with increased emphasis on commercial accounts, and the offering of competitive interest rates and products to stimulate deposit growth.

         The following table sets forth the average balances and weighted average rates for the Company's categories of deposits for the periods indicated:

                                                   AVERAGE DEPOSITS
                                                (Dollars In Thousands)

                                                                   Year Ended December 31,
                               ------------------------------ -- ------------------------------ -- -----------------------------
                                           1999                              1998                              1997
                               ------------------------------    ------------------------------    -----------------------------
                                          Weighted                          Weighted                         Weighted
                                Average    Average    % of        Average    Average    % of       Average    Average    % of
                                Balance     Rate      Total       Balance     Rate      Total      Balance     Rate      Total
                               ---------- ---------- --------    ---------- ---------- --------    --------- ---------- --------
Noninterest-Bearing Deposits    $ 30,101      0.00%    21.8%      $ 24,981      0.00%    20.6%      $20,272      0.00%    21.0%
Interest-Bearing Deposits:
    NOW accounts                  19,700      1.13     14.2         17,722      1.68     14.6        14,023      2.01     14.5
    Savings accounts              20,241      4.37     14.6         18,285      4.47     15.0         5,559      3.80      5.7
    Money market accounts         20,451      3.37     14.8         21,723      3.55     17.9        21,491      3.60     22.2
    Time deposits                 47,895      5.03     34.6         38,832      5.54     31.9        35,399      5.60     36.6
                               ---------- ---------- --------    ---------- ---------- --------    --------- ---------- --------
Total                           $138,388              100.0%      $121,543              100.0%      $96,744              100.0%
                               ----------            --------    ----------            --------    ---------            --------
Weighted Average Rate                         3.00%                             3.32%                            3.36%
                                          ----------                        ----------                       ----------

         The Company seeks to rely primarily on regular customer relationships to provide a stable and cost effective source of funding to support asset growth. The Company's Asset/Liability Management Policy limits total brokered deposits to ten percent (10%) of the Bank's total liabilities. As of December 31, 1999, brokered deposits represented $300,000, or 0.2% of the Company's total liabilities.

         As of December 31, 1999, total time deposits in excess of $100,000 accounted for $26.1 million, or 17.0% of the Company's total deposits. Of this amount, $8.5 million had a remaining term of six months or less. The following table sets forth the amount of the Company's certificates of deposit of $100,000 or more, by time remaining until maturity, as of December 31, 1999 and 1998:

                                 TIME DEPOSITS OF $100,000 OR MORE
                                       (Dollars In Thousands)

                                            December 31,
                                      ----------------------------
                                            1999          1998
                                      ------------- --------------
Maturity Period:
Three months or less                      $ 2,501        $ 2,565
Over three months through six months        6,029          4,413
Over six months through twelve months      14,997          7,650
Over twelve months                          2,574          2,714
                                      ------------- --------------
Total                                     $26,101        $17,342
                                      ------------- --------------

Borrowings

         Borrowings consist of advances from the Federal Home Loan Bank of Atlanta ("FHLBA"), deposits received in the Company's U.S. Treasury Tax and Loan Account, and securities sold under repurchase agreements. Balances outstanding and effective rates of interest are shown in the tables below for the years ending December 31, 1999, 1998 and 1997:

                                                      BORROWINGS
                                                (Dollars In Thousands)

                                                                     Year Ended December 31,
                                                         -------------------------------------------------
                                                               1999            1998            1997
                                                         ----------------- -------------- ----------------
Federal Home Loan Bank of Atlanta:
Ending balance                                                   $26,301         $6,513           $7,423
Daily average balance for the period                              11,031          6,911            7,397
Maximum outstanding balance at
  a month-end during the period                                   38,855          7,222            7,675
Daily average interest rate for the period                          6.25%          6.81%            6.75%
Average interest rate on period end balance                         5.21           6.74             6.73

Treasury Tax and Loan Account:
Ending balance                                                    $  599         $  589           $  776
Daily average balance for the period                                 357            361              371
Maximum outstanding balance at
  a month-end during the period                                      599          2,101              776
Daily average interest rate for the period                          4.27%          4.79%            4.61%
Average interest rate on period end balance                         4.56           4.45             5.27

Securities sold under repurchase agreements:
Ending balance                                                  $  6,359       $  1,359                 -
Daily average balance for the period                               3,256            264                 -
Maximum outstanding balance at
  a month-end during the period                                    6,359          1,359                 -
Daily average interest rate for the period                          4.23%          4.72%                -
Average interest rate on period end balance                         4.42           4.72                 -


         The following table shows the details of the Company's fixed and variable rate advances from the FHLBA, with original maturities in excess of one year, as of December 31, 1999:

                                                      BORROWINGS
                                                (Dollars in Thousands)

                                               December 31, 1999
                                ------------------------------------------------
  Advance         Amount         Outstanding       Current         Long-Term         Interest       Maturity        Repayment
   Date          Borrowed          Balance         Portion          Portion            Rate           Date            Terms
------------    ------------    --------------    -----------    ---------------    -----------    ------------   ---------------
  2/08/96            $  800           $   800       $      -             $  800          6.30%       2/08/06       due at maturity
  5/16/96             1,000             1,000              -              1,000          7.34        5/16/06       due at maturity
  6/24/96             1,000               650            100                550          6.94        6/24/06       semi-annual
 10/10/96               300               300              -                300          6.85       10/10/01       due at maturity
 10/10/96             2,000               800            400                400          6.57       10/10/01        quarterly
 10/10/96             2,400             1,200            400                800          6.66       10/10/02        quarterly
  9/25/97               573               551             12                539          6.62        9/25/17         monthly
  4/22/99             3,000             3,000              -              3,000          5.01        4/22/04       due at maturity
  4/23/99             3,000             3,000              -              3,000       Variable       4/23/04       due at maturity
                ------------    --------------    -----------    ---------------
   Total            $14,073           $11,301          $ 912            $10,389
                ------------    --------------    -----------    ---------------


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

                              RETURN ON EQUITY AND ASSETS

                                 Year Ended December 31,
                        --------------------------------------------------------
                               1999               1998               1997
                        ----------------- ------------------- ------------------
Return on average assets       0.70%              0.44%              0.29%
Return on average equity       7.65               4.49               3.83
Period-end equity to
   total assets                7.65              10.12               8.87

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

         Asset liquidity is provided by cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future. The asset liquidity of the Bank is maintained in the form of vault cash, demand deposits with commercial banks, federal funds sold, interest bearing deposits with other financial institutions, short-term investment securities, other investment securities available-for-sale, and short-term loans. The Company has defined "cash and cash equivalents" as those amounts included in cash and due from banks and federal funds sold. As of December 31, 1999, the Bank had cash and cash equivalents of $20.2 million, an increase of $7.0 million, when compared with the $13.2 million at December 31, 1998.

         Liability liquidity is provided by access to core funding sources, principally various customers' deposit accounts in the Company's market area. As a member of the Federal Home Loan Bank of Atlanta ("FHLBA"), the Company is authorized to borrow funds secured by a blanket pledge of its portfolio of 1-to-4-family residential mortgage loans and other collateral. The total amount of credit availability, determined periodically by the FHLBA, is generally based on a percentage (currently 20%) of total assets of the Bank. At December 31, 1999, the Company had a total credit availability from the FHLBA of $35.7 million. The most recent update of the Bank's credit availability from the FHLBA was as of June 30, 1999, when total assets of the Bank were $178.3 million. The Company also has approved lines of credit from larger correspondent banks to borrow excess reserves on an overnight basis (known as "federal funds purchased") in the amount of $5.7 million. As of December 31, 1999, there were no federal funds purchased, customer repurchase agreements amounted to $6.4 million, and the Company had outstanding borrowings of $26.3 million from the FHLBA in the form of fixed and variable rate advances with an average interest rate of 5.21%. The Company utilizes fixed rate term credit advances from the FHLBA to manage interest rate risk by match funding fixed rate real estate loans of comparable terms and maturities.

         The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $2.9 million for the year ended December 31, 1999. Net cash used in investing activities was $38.3 million for 1999, as a result of the $41.5 million net increase in loans and investment securities which was partially offset by the acquisition of deposits, net of assets acquired of $2.9 million. Net cash provided by financing activities for 1999 of $42.4 million, which resulted from a $18.3 million increase in deposits, an increase of $19.8 million in borrowings, the proceeds of $5.0 million from customer repurchase accounts, and proceeds of $60,760 from the exercise of options for common stock, partially offset by the purchase of 136,500 shares of treasury stock for $789,863.

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

         In the ordinary course of business, the Company enters into commitments to make loans and fund letters of credit, and the Company is also a party to operating leases with respect to its banking quarters. Details of these commitments may be found in the accompanying Notes to Consolidated Financial Statements.

         The Company had cash on hand in the amount of $739,944 at the holding company level at December 31, 1999. The Company anticipates using these funds as working capital available to support the future growth of the franchise as well as to pay normal operating expenses. Additionally, working capital is further supported by dividends available from the Bank, subject to certain regulatory restrictions generally applicable to national banks. As of December 31, 1999, the Company had no indebtedness outstanding at the holding company level.

Capital Resources

         Total stockholders' equity as of December 31, 1999 was $15.7 million, an increase of $0.4 million in 1999 and $1.8 million in 1998, compared to stockholders' equity of $15.3 million and $13.5 million as of December 31, 1998 and 1997, respectively. In 1999, additional capital was raised from the exercise of stock options amounting to $60,760, and 136,500 treasury shares were acquired at a cost of $789,863. In 1998, additional capital was raised from the exercise of warrants and stock options amounting to $1.1 million. Net income was $1,188,622 in 1999 and $636,884 in 1998.

         The OCC has established certain minimum risk-based capital standards that apply to national banks, and the Company is subject to certain capital requirements imposed by the Federal Reserve Board. At December 31, 1999, the Bank exceeded all applicable regulatory capital requirements for classification as a "well capitalized" bank, and the Company satisfied all applicable regulatory requirements imposed on it by the Federal Reserve Board. See Note 12 of the Notes to Consolidated Financial Statements.

Year 2000

         General. The "Year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results. The failure of the Company, its vendors or its borrowers to address these issues could have a material effect on the Company's business, results of operations, or financial condition.

         State of Readiness. In December 1997, the Company adopted a Year 2000 compliance plan ("Y2K Plan") for the assessment of its exposure to the Year 2000 problem, completion of any required remediation, and testing of systems compliance. A specific timetable was established, and a senior officer of the Company was assigned leadership responsibility. The Board of Directors received monthly reports concerning the status of the Y2K Plan, and the Company's progress was also reviewed from time to time by bank regulatory authorities.

         Testing of mission critical systems was completed in November 1998. Testing methodology included copying the entire customer data base onto a Year 2000 compliant (hardware and software) computer system, and utilizing the key Year 2000 dates defined by the Federal Financial Institutions Examination Counsel (FFIEC) to test date sensitive transactions and calculations. These tests were performed on all mission critical systems and the results revealed compliance only very minor discrepancies; such failed test transactions were tested again in 1999 and minor discrepancies were resolved. Material third party risks also included assessing the Year 2000 preparation status of the bank's customers. The Company completed a risk assessment of Year 2000 preparedness of borrowers within its loan portfolio as of September 30, 1998, the date established by bank regulatory authorities. By September 30, 1999, the Company's Y2K Plan had been completed. The Company continued to monitor Y2K preparedness related to new loans and any borrowers deemed to be at high risk.

         Costs of Compliance. As part of its Y2K Plan, the Company spent approximately $145,000 for the replacement of outdated computer hardware and software. Much of these expenditures would have been incurred in the ordinary course of business to maintain such computer systems, regardless of Year 2000 problem considerations. The human resources requirement included the time of regular Company employees, a network administration consultant, and approximately $20,000 of additional consulting expenses. The costs to address the Company's Year 2000 issues have not had a significant impact on the financial position or results of operations of the Company.

         While the Company does not believe that it will incur any additional material expenses related to the Year 2000 issue, there can be no assurance that the Company will not be impacted by a Year 2000 related problem which occurs after the date hereof or by the failure of a third party to achieve proper Year 2000 compliance.

         Transition Into the Year 2000. The Company suffered no failures in any system or product upon the date change from December 31, 1999 to January 1, 2000. In addition, management is not aware of any vendor used by the Company for data processing or related services which experienced a material failure of its product or service due to a Year 2000 related problem. The Company was also subject to risks associated with Year 2000 noncompliance by customers of the Bank. Management is not aware of any customer which suffered losses related to a Year 2000 problem which would adversely affect that customer's financial condition or its ability to repay any outstanding loan it has from the Bank.

         Ongoing Plans. Although many of the critical dates related to potential Year 2000 related problems have passed, some experts predict that Year 2000 related failures could occur throughout the year, such as on February 29, 2000 and December 31, 2000. Accordingly, the Company's Year 2000 project team will continue to monitor the Company's IT and non-IT systems and attempt to identify any potential problems during the course of the year. In addition, the Company will continue to monitor the Year 2000 compliance of the third parties, with which the Company transacts business, for delayed effects or future problems.

         Contingency Plans. The Company continues to maintain its contingency plans with respect to Year 2000 related issues and believes that if its own systems should fail, it could convert to a manual entry system for mission critical business functions for a period of up to six months without significant losses. The Company believes that any mission critical systems could be recovered and operating within seven days.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors
Century Bancshares, Inc.:


We have audited the accompanying consolidated statements of financial condition of Century Bancshares, Inc. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Bancshares, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


/s/ KPMG LLP


McLean, VA
February 18, 2000


CENTURY BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
December 31, 1999 and 1998


                                                                              1999                        1998
-------------------------------------------------------------- ------- ------------------- -------- ------------------

ASSETS
Cash and due from banks                                                     $  9,222,005                $  8,950,733
Federal funds sold                                                            11,015,000                   4,285,000
Interest bearing deposits in other banks                                      19,667,075                   9,847,315
Investment securities available-for-sale, at fair value                       16,495,049                   6,811,356
Investment securities held-to-maturity, at cost,
    fair value of $5,837,867 and $2,449,680
    in 1999 and 1998, respectively                                             5,966,403                   2,441,537
Loans, net of unearned income                                                138,076,486                 115,231,298
Less:  allowance for credit losses                                            (1,518,911)                 (1,128,147)
                                                                       -------------------          ------------------
Loans, net                                                                   136,557,575                 114,103,151
Leasehold improvements, furniture, and equipment, net                          1,372,267                   1,372,370
Accrued interest receivable                                                    1,034,270                     742,721
Loans held for sale                                                              439,600                           -
Deposit premium, net                                                           1,675,813                   1,546,232
Net deferred taxes                                                               767,893                     683,113
Other assets                                                                     595,948                     566,373
                                                                       -------------------          ------------------
    Total Assets                                                            $204,808,898                $151,349,901
                                                                       -------------------          ------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
    Noninterest-bearing                                                     $ 36,571,508                $ 31,676,194
    Interest-bearing                                                         117,328,222                  94,535,082
                                                                       -------------------          ------------------
Total deposits                                                               153,899,730                 126,211,276
Federal funds purchased and securities sold under
     agreements to repurchase                                                  6,358,654                   1,359,330
Other borrowings                                                              26,900,223                   7,101,911
Other liabilities                                                              1,982,184                   1,360,710
                                                                       -------------------          ------------------
    Total Liabilities                                                        189,140,791                 136,033,227
                                                                       -------------------          ------------------

Stockholders' Equity:
Common stock, $1 par value; 5,000,000 shares authorized;
    2,858,402 and 2,574,219 shares issued at
    December 31, 1999 and 1998, respectively                                   2,858,402                   2,574,219
Additional paid in capital                                                    13,700,452                  12,343,631
Retained earnings                                                                      -                     392,384
Treasury stock, at cost, 136,500 shares                                         (789,863)                          -
Other comprehensive income (loss),  net of tax effect                           (100,884)                      6,440
                                                                       -------------------          ------------------
    Total Stockholders' Equity                                                15,668,107                  15,316,674
Commitments and contingencies
                                                                       -------------------          ------------------
    Total Liabilities and Stockholders' Equity                              $204,808,898                $151,349,901
                                                                       -------------------          ------------------

See accompanying notes to consolidated financial statements.


CENTURY BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
Years ended December 31, 1999, 1998 and 1997
                                                                    1999              1998             1997
-------------------------------------------------------------- ---------------- ----------------- ----------------

Interest income:
    Interest and fees on loans                                    $ 11,542,779       $ 9,393,339      $ 7,554,812
    Interest on federal funds sold                                     264,204           350,846          258,311
    Interest on deposits in other banks                                646,800           708,431          749,568
    Interest on securities available-for-sale                          574,836           718,829          529,963
    Interest on securities held-to-maturity                            191,570           184,035          116,220
                                                               ---------------- ----------------- ----------------
Total interest income                                               13,220,189        11,355,480        9,208,874

Interest expense:
    Interest on deposits:
         Savings accounts                                              884,150           818,417          210,928
         NOW accounts                                                  221,816           298,423          282,169
         Money market accounts                                         640,427           771,400          773,799
         Certificates under $100,000                                 1,385,414         1,254,993        1,216,180
         Certificates $100,000 and over                              1,021,854           894,004          764,576
                                                               ---------------- ----------------- ----------------
    Total interest on deposits                                       4,153,661         4,037,237        3,247,652
                                                               ---------------- ----------------- ----------------
    Interest on other borrowings                                       842,576           500,335          517,644
                                                               ---------------- ----------------- ----------------
Total interest expense                                               4,996,237         4,537,572        3,765,296
                                                               ---------------- ----------------- ----------------

Net interest income                                                  8,223,952         6,817,908        5,443,578
Provision for credit losses                                            640,000           620,000          336,200
                                                               ---------------- ----------------- ----------------
Net interest income after provision for credit losses                7,583,952         6,197,908        5,107,378

Noninterest income:
    Service charges on deposit accounts                                660,942           447,105          409,747
    Other operating income                                           1,008,195           625,745          512,637
    Gain on sale of securities                                               -            14,570                -
    Gain on liquidation of other real estate owned                           -            15,853                -
                                                               ---------------- ----------------- ----------------
Total noninterest income                                             1,669,137         1,103,273          922,384

Noninterest expense:
Salaries and employee benefits                                       2,858,900         2,075,963        2,201,299
Occupancy and equipment expense                                        842,263           825,839          649,846
Professional fees                                                      696,113           925,664          691,501
Depreciation and amortization                                          445,381           471,591          502,556
Amortization of deposit premiums                                       198,052           189,538           68,477
Data processing                                                      1,155,809           733,544          533,794
Communications                                                         355,242           278,611          200,456
Federal deposit insurance premiums                                      20,124            17,678           13,996
Other operating expenses                                               763,370           790,978          598,077
                                                               ---------------- ----------------- ----------------
Total noninterest expense                                            7,335,254         6,309,406        5,460,002
                                                               ---------------- ----------------- ----------------

Income before income tax expense                                     1,917,835           991,775          569,760
Income tax expense                                                     729,213           354,891          233,602
                                                               ---------------- ----------------- ----------------
Net income                                                        $  1,188,622        $  636,884       $  336,158
                                                               ---------------- ----------------- ----------------

Basic income per common share                                             $.42              $.24             $.20
Diluted income per common share                                           $.42              $.24             $.18
Weighted average common shares outstanding                           2,804,994         2,632,787        1,710,316
Diluted weighted average common shares outstanding                   2,832,683         2,688,583        1,852,683

See accompanying notes to consolidated financial statements.



CENTURY BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
Years ended December 31, 1999, 1998 and 1997
                                                                                                     Other
                                     Common        Additional                      Treasury      comprehensive         Total
                                      stock          paid in        Retained        stock,      income (loss),     Stockholders'
                                    $1.00 par        capital        earnings       at cost     net of tax effect       Equity
--------------------------------- -------------- ---------------- -------------- ------------- ------------------ -----------------
Balance, December 31, 1996           $1,146,028     $ 4,870,856     $  779,057   $          -        $  (45,900)      $ 6,750,041
Comprehensive income:
Net income                                                             336,158                                            336,158
Unrealized gain on
  investment securities,
  net of tax effect                                                                                      25,071            25,071
--------------------------------- -------------- ---------------- -------------- ------------- ------------------ -----------------
Comprehensive income                                                   336,158                           25,071           361,229
Common stock dividend
  (5% of shares outstanding) -
  57,793 shares                          57,793         404,551       (463,569)                                            (1,225)
Issuance of common stock -
  977,500 shares                        977,500       5,352,127                                                         6,329,627
Exercise of common stock
  options - 17,699 shares                17,699          25,590                                                            43,289
Exercise of warrants -
  10,209 shares                          10,209          42,356                                                            52,565
--------------------------------- -------------- ---------------- -------------- ------------- ------------------ -----------------
Balance, December 31, 1997            2,209,229      10,695,480        651,646                          (20,829)       13,535,526
Comprehensive income:
Net income                                                             636,884                                            636,884
Unrealized gain on
  investment securities,
  net of tax effect                                                                                      27,269            27,269
--------------------------------- -------------- ---------------- -------------- ------------- ------------------ -----------------
Comprehensive income                                                   636,884                           27,269           664,153
Common stock dividend
  (5% of shares outstanding) -
  112,665 shares                        112,665         781,623       (894,288)
Payments for fractional shares                                          (1,858)                                            (1,858)
Exercise of common stock
  options - 60,831 shares                60,831         146,546                                                           207,377
Exercise of warrants -
  191,494 shares                        191,494         742,840                                                           934,334
Other                                         -        (22,858)                                                           (22,858)
--------------------------------- -------------- ---------------- -------------- ------------- ------------------ -----------------
Balance, December 31, 1998            2,574,219      12,343,631         392,384                            6,440       15,316,674
--------------------------------- -------------- ---------------- -------------- ------------- ------------------ -----------------
Comprehensive income:
Net income                                                           1,188,622                                -          1,188,622
Unrealized gain (loss) on
  investment securities,
  net of tax effect                                                                                    (107,324)         (107,324)
--------------------------------- -------------- ---------------- -------------- ------------- ------------------ -----------------
Comprehensive income                                                 1,188,622                         (107,324)         1,081,298
Common stock dividends:
  declared March 1999 (5%)              129,333         645,705       (775,038)
  declared February 2000 (5%)           136,152         669,054       (805,206)
Payments for fractional shares                                            (762)                                              (762)
Purchase of treasury stock -
  136,500 shares                                                                  $ (789,863)                            (789,863)
Exercise of common stock
  options- 18,698 shares                 18,698          42,062                                                            60,760
--------------------------------- -------------- ---------------- -------------- ------------- ------------------ -----------------
Balance, December 31, 1999           $2,858,402     $13,700,452   $           -   $ (789,863)        $( 100,884)       $15,668,107
--------------------------------- -------------- ---------------- -------------- ------------- ------------------ -----------------

See accompanying notes to consolidated financial statements.

                                      -33-


CENTURY BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years ended December 31, 1999, 1998 and 1997
                                                                      1999                 1998                 1997
-------------------------------------------------------------- -------------------- -------------------- --------------------
Cash flows from operating activities:
Net income                                                           $  1,188,622         $    636,884         $    336,158
Adjustments to reconcile net income to net cash
    provided by operating activities:
Depreciation and amortization of premises and equipment                   445,381              471,591              502,556
Amortization of deposit premiums                                          198,052              189,538               68,477
Provision for credit losses                                               640,000              620,000              336,200
Provision (benefit) for net deferred taxes                                (26,990)              25,715             (161,370)
Gain on sale of securities available-for-sale                                   -              (14,570)                   -
Gain on sale of other real estate owned                                         -              (15,853)                   -
(Increase) decrease in accrued interest receivable                       (291,549)             179,606             (412,760)
(Increase) decrease in other assets                                       109,445              (47,062)              48,471
Increase (decrease) in other liabilities                                  621,475               53,032              315,345
                                                               -------------------- -------------------- --------------------
Total adjustments                                                       1,695,814            1,461,997              696,919
                                                               -------------------- -------------------- --------------------
Net cash provided by operating activities                               2,884,436            2,098,881            1,033,077

Cash flows from investing activities:
Net increase in loans                                                 (17,517,607)         (21,438,747)         (14,810,469)
Net (increase) decrease in interest bearing deposits
    in other banks                                                     (9,819,760)          12,375,722          (15,399,960)
Purchases of securities available-for-sale                            (10,123,682)          (2,872,601)          (9,564,799)
Purchases of securities held-to-maturity                               (3,999,062)          (2,005,882)          (4,411,652)
Repayments and maturities of securities available-for-sale                274,875            3,196,421            1,034,208
Repayments and maturities of securities held-to-maturity                  474,196            5,358,436              944,471
Proceeds from sale of securities available-for-sale                             -            6,535,849                    -
Net purchase of leasehold improvements, furniture
    and equipment                                                        (445,278)            (134,976)            (596,888)
Acquisition of deposits, net of assets acquired                         2,901,744                    -           17,282,864
Proceeds from sale of other real estate owned                                   -               67,853                    -
                                                               -------------------- -------------------- --------------------
Net cash (used in) provided by investing activities                   (38,254,574)           1,082,075          (25,522,225)

Cash flows from financing activities:
Net increase (decrease) in demand, savings, NOW and
    money market deposit accounts                                       4,038,562            3,394,503             (620,526)
Net increase (decrease) in certificates of deposit                     14,265,109           (6,788,259)          11,221,680
Net increase in customer repurchase accounts                            4,999,324            1,359,330                    -
Net increase (decrease) in other borrowings                            15,009,426             (186,813)              60,347
Net proceeds from issuance of long-term debt                            6,000,000                    -              573,000
Repayment of long-term debt                                            (1,211,146)            (910,118)            (900,381)
Purchase of treasury stock                                               (789,863)                   -                    -
Net proceeds from issuance of common stock                                 59,998            1,143,150            6,424,256
Other                                                                           -              (26,155)                   -
                                                               -------------------- -------------------- --------------------
Net cash provided by (used in) financing activities                    42,371,410           (2,014,362)          16,758,376
                                                               -------------------- -------------------- --------------------

Net increase (decrease) in cash and cash equivalents                    7,001,272            1,166,594           (7,730,772)
Cash and cash equivalents, beginning of year                           13,235,733           12,069,139           19,799,911
                                                               -------------------- -------------------- --------------------
Cash and cash equivalents, end of year                               $ 20,237,005         $ 13,235,733         $ 12,069,139
                                                               -------------------- -------------------- --------------------

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowings                             $  4,823,033         $  4,572,718         $  3,724,036
Income taxes paid                                                         625,000              300,000              112,500
Transfer of loans to other real estate owned                                    -                    -               52,000

See accompanying notes to consolidated financial statements.

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1999 and 1998

--------------------------------------------------------------

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

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1999 and 1998

--------------------------------------------------------------------------------

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

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1999 and 1998

--------------------------------------------------------------------------------
(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

Income per Common Share

In March 1997, SFAS No.128, "Earnings Per Common Share" was issued. SFAS No. 128 requires income per share to be presented under two computations: basic and diluted income per share. Basic income per share is calculated by dividing net income (after deduction of preferred dividends), by the weighted average common shares outstanding. Diluted income per share is calculated by dividing net income (after deduction of preferred dividends), by the addition of weighted average common shares and dilutive potential common stock. SFAS No.128 was implemented on December 31, 1997.

         On April 22, 1997, the Company declared a 5 percent stock dividend to common stock shareholders of record as of May 7, 1997, resulting in the issuance of 57,793 shares. On May 19, 1998, the Company declared a 5 percent stock dividend to common stock shareholders of record as of May 29, 1998, resulting in the issuance of 112,665 shares. On March 28, 1999, the Company declared a 5 percent stock dividend to common stock shareholders of record as of April 28, 1999, resulting in the issuance of 129,333 shares. On February 18, 2000, the Company declared a 5 percent stock dividend to be distributed on April 17, 2000, to shareholders of record as of the close of business on March 15, 2000. Weighted average shares outstanding and all income per common share amounts have been restated for the effect of the stock dividends.

Loans Held for Sale

         Loans held for sale consists mainly of mortgage loans, which are carried at the lower of cost or market, as determined in the aggregate. Market is determined by commitment prices at the date of the financial statements.

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1999 and 1998

--------------------------------------------------------------------------------

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

New Financial Accounting Standards, Continued

The reclassification entries for the three years ended December 31, 1999, 1998, and 1997 are as follows:

                                                                             1999          1998         1997
                                                                         ------------- ------------- ------------
Net unrealized holding gains (losses) during the year, net of income
   taxes of $57,790, $20,220, and $17,422, respectively                   ($ 107,324)      $ 36,303     $ 25,071
Less: reclassification adjustment for gains included in net income,
   net of income taxes of $5,536 in 1998                                            -       (9,034)            -
                                                                         ------------- ------------- ------------
Net unrealized gains (losses) on investment securities during the year,
   net of income taxes                                                    ($ 107,324)      $ 27,269     $ 25,071
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

Stock Options

The Company accounts for its stock option plans under the provisions of APB Opinion No. 25 and related interpretations. Accordingly, no compensation expense has been recognized for the plans under SFAS No. 123, "Accounting for Stock-Based Compensation," and the pro forma impact to compensation expense is detailed in Note 9--"Benefit and Incentive Plans."

(2)      INVESTMENT SECURITIES

Investment securities  available-for-sale,  and their contractual maturities, at
December 31, 1999 and 1998 are summarized as follows:
                                                     Amortized      Gross unrealized    Gross unrealized
               December 31, 1999                       cost               gains              losses           Fair value
------------------------------------------------ ------------------ ------------------ ------------------- ------------------
Obligations of U.S. government agencies:
         Within one year                              $  1,999,974      $           -          $      612      $   1,999,362
         After one, but within five years               11,241,574                  -             129,979         11,111,595
         After ten years                                   427,851                301              12,946            415,206
------------------------------------------------ ------------------ ------------------ ------------------- ------------------
Total                                                   13,669,399                301             143,537         13,526,163
Collateralized mortgage obligations:
         After five, but within ten years                  294,482                  -               6,068            288,414
         After ten years                                   183,162                  -               5,902            177,260
Federal Reserve Bank stock                                 311,350                  -                   -            311,350
Federal Home Loan Bank stock                             1,317,700                  -                   -          1,317,700
Other                                                      874,162                  -                   -            874,162
------------------------------------------------ ------------------ ------------------ ------------------- ------------------
Total investment securities available-for-sale        $ 16,650,255       $        301           $ 155,507      $  16,495,049
------------------------------------------------ ------------------ ------------------ ------------------- ------------------



CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1999 and 1998

--------------------------------------------------------------------------- -------------------- -------------------- -------------

(2)      INVESTMENT SECURITIES, CONTINUED

                                                     Amortized      Gross unrealized    Gross unrealized
               December 31, 1998                       cost               gains              losses           Fair value
------------------------------------------------ ------------------ ------------------ ------------------- ------------------
Obligations of U.S. government agencies:
         After one, but within five years              $ 1,999,133           $ 14,460        $          -        $ 2,013,593
         After five, but within ten years                1,461,012             10,502                   -          1,471,514
         After ten years                                   581,371                  -               6,180            575,191
------------------------------------------------ ------------------ ------------------ ------------------- ------------------
Total                                                    4,041,516             24,962               6,180          4,060,298
Collateralized mortgage obligations:
         After five, but within ten years                  394,691                  -               5,160            389,531
         After ten years                                   432,929                  -               3,714            429,215
Federal Reserve Bank stock                                 236,350                  -                   -            236,350
Federal Home Loan Bank stock                               821,800                  -                   -            821,800
Other                                                      874,162                  -                   -            874,162
------------------------------------------------ ------------------ ------------------ ------------------- ------------------
Total investment securities available-for-sale         $ 6,801,448           $ 24,962            $ 15,054        $ 6,811,356
------------------------------------------------ ------------------ ------------------ ------------------- ------------------

         Expected   maturities  may  differ  from   contractual   maturities  of
mortgage-backed securities and collateralized mortgage obligations because borrowers have the right to prepay their obligations at any time.

As a member of the Federal Reserve and Federal Home Loan Bank Systems, Century National Bank is required to hold shares of stock in the Federal Reserve Bank of Richmond and the Federal Home Loan Bank of Atlanta. Those shares, which have no stated maturity, are carried at cost since no active trading markets exist.

Investment securities totaling $14,278,188 and $3,619,322 at December 31, 1999 and 1998, respectively, were pledged to secure FHLBA borrowing, public deposits, customer repurchase accounts, and other borrowing. Investment securities available for sale with an amortized cost of $6,617,084 were sold for gross proceeds of $6,631,654 resulting in gains of $14,570 in 1998. No investment securities were sold during 1999 or 1997.

Investment securities held-to-maturity at December 31, 1999 and 1998 are summarized as follows:

                                                          Amortized      Gross unrealized    Gross unrealized
                 December 31, 1999                          cost               gains              losses           Fair value
----------------------------------------------------- ------------------ ------------------ ------------------- ------------------
Obligations of U.S. Treasury, municipals, and
    government agencies:
         Within one year                                    $ 3,999,138            $     -          $   37,572        $ 3,961,566
         After ten years                                      1,967,265                260              91,224          1,876,301
----------------------------------------------------- ------------------ ------------------ ------------------- ------------------
----------------------------------------------------- ------------------ ------------------ ------------------- ------------------
Total investment securities held-to-maturity                $ 5,966,403             $  260           $ 128,796        $ 5,837,867
----------------------------------------------------- ------------------ ------------------ ------------------- ------------------


                                                          Amortized      Gross unrealized    Gross unrealized
                 December 31, 1998                          cost               gains              losses           Fair value
----------------------------------------------------- ------------------ ------------------ ------------------- ------------------
Obligations of U.S. Treasury, municipals, and
    government agencies:
         After ten years                                    $ 2,163,449           $  9,508             $ 1,799        $ 2,171,158
Other securities:
         After one year, but within five years                  278,088                434                   -            278,522
----------------------------------------------------- ------------------ ------------------ ------------------- ------------------
Total investment securities held-to-maturity                $ 2,441,537            $ 9,942             $ 1,799        $ 2,449,680
----------------------------------------------------- ------------------ ------------------ ------------------- ------------------

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1999 and 1998

--------------------------------------------------------------------------------

(3)      LOANS RECEIVABLE

The loan portfolio consists of the following:

                                                  December 31,
                                     -------------------------------------
                                             1999               1998
                                     ------------------ ------------------

Commercial                               $  37,584,578      $  28,905,741

Real estate - residential                   27,560,404         29,563,080

Real estate - commercial                    48,241,506         35,820,890

Real estate - construction                   4,425,278          1,205,397

Consumer                                    10,612,630         12,517,045

Home equity                                  9,724,453          7,184,985
                                     ------------------ ------------------
                                           138,148,849        115,197,138
  Unearned income and deferred costs           (72,363)            34,160
                                     ------------------ ------------------
                                           138,076,486        115,231,298
Allowance for credit losses                 (1,518,911)        (1,128,147)
                                     ------------------ ------------------
Loans, net                               $ 136,557,575      $ 114,103,151
                                     ------------------ ------------------



         Loans on which the accrual of interest has been discontinued amounted to approximately $515,000, $1,163,000, and $624,000, at December 31, 1999, 1998,
and 1997, respectively. Interest lost on nonaccrual loans was $24,000, $26,000, and $17,000 for 1999, 1998, and 1997, respectively. The Company received interest payments on nonaccrual loans amounting to approximately $68,000, $100,000 and $26,000 for 1999, 1998 and 1997, respectively.

         Analysis of the activity in the allowance for credit losses is as follows:

                                           Year Ended December 31,
                            ----------------------------------------------------
                                  1999            1998                1997
                            -------------   ---------------    -----------------

Balance, beginning of year   $ 1,128,147        $   887,046           $ 825,876

Provision for credit losses      640,000            620,000             336,200

Loans charged off               (270,341)          (486,916)           (451,593)
Recoveries                        21,105            108,017             176,563
                            --------------  ----------------  ------------------
Net charge-offs                 (249,236)          (378,899)           (275,030)
                            --------------  ----------------  ------------------

Balance, end of year          $1,518,911         $1,128,147           $ 887,046
                            --------------  ----------------  ------------------

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1999 and 1998

-------------------------------------------------------------------------------

(3)      LOANS RECEIVABLE, CONTINUED

         The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and financial guarantees. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
         Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party. The majority of these guarantees extend until satisfactory completion of the customer's contractual obligations. All standby letters of credit outstanding at December 31, 1999, are collateralized.
         Those instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Credit risk is defined as the possibility of sustaining a loss because the other parties to a financial instrument failed to perform in accordance with the terms of the contract. The Company's maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amounts of those instruments.

                                                                 Contractual or
                                                                notional amount
                                                                     as of
                                                                  December 31,
                                                      -------------------------------------
                                                            1999               1998
                                                      ------------------ ------------------
Financial instruments whose contract amounts represent potential credit risk:
         Commitments to extend credit                       $31,873,000        $27,246,000
         Standby letters of credit                            2,818,000          2,251,000

         At December 31, 1999, the Company did not have any financial instruments whose notional or contractual amounts exceed the amount of credit risk. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Company evaluates each customer's creditworthiness on a case-by-case basis and requires collateral to support financial instruments when deemed necessary. The amount of collateral obtained upon extension of credit is based on management's evaluation of the counterparty. Collateral held varies but may include deposits held by the Company; marketable securities; accounts receivable; inventory; property, plant and equipment; and income-producing commercial properties.

         Most of the Company's business activity is with customers located in the District of Columbia, Maryland, and Northern Virginia. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in conditions in these markets. Industry concentrations in excess of 10 percent of total loans where the borrowers as a group might be affected similarly by economic changes consist of loans to members of the legal profession and the health care profession. Century Bank offers lines of credit, home equity lines, and mortgage loans to these groups. The aggregate total of loans to such groups was approximately $24.2 million and $13.2 million, respectively, as of December 31, 1999. The aggregate total of loans to such groups was approximately $19.8 million and $11.6 million, respectively, as of December 31, 1998. The amount of such loans which are past due or considered by management to be potential problem loans is not material.

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1999 and 1998

--------------------------------------------------------------------------------

(4)   RELATED PARTIES

An analysis of the activity of loans to directors, officers, and their affiliates during the years ended December 31, 1999 and 1998, is as follows:

                                          Year Ended December 31,
                                          1999               1998
                                    ------------------ ------------------

Balance, beginning of year               $ 3,390,254        $ 3,510,534

Additions                                     17,000          1,664,714
Payments                                    (155,614)        (1,784,994)
                                    ------------------ ------------------

Balance, end of year                     $ 3,251,640        $ 3,390,254
                                    ------------------ ------------------

         In the opinion of management, all transactions entered into between the Company and such related parties have been and are in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons. Unfunded commitments to related parties totaled approximately $956,000 and $539,000 at December 31, 1999 and 1998, respectively.

         Also, included in professional fees are legal fees paid to law firms whose partners are directors of the Company or the Bank, totaling $116,907, $270,041, and $282,536 for the years ended December 31, 1999, 1998, and 1997, respectively.



(5)      LEASEHOLD IMPROVEMENTS, FURNITURE, AND EQUIPMENT

Leasehold improvements, furniture, and equipment consist of the following:

                                                 December 31,
                                          1999               1998
                                    ------------------ ------------------

Leasehold improvements                  $  1,497,339       $  1,485,970
Furniture and equipment                    3,371,492          2,937,583
                                    ------------------ ------------------
                                           4,868,831          4,423,553
Less accumulated depreciation
  and amortization                        (3,496,564)        (3,051,183)
                                    ------------------ ------------------

Balance, end of year                    $  1,372,267       $  1,372,370
                                    ------------------ ------------------

         Depreciation and amortization expense for leasehold improvements, furniture and equipment was $445,381, $471,591, and $502,556 for 1999, 1998, and
1997, respectively.

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1999 and 1998

--------------------------------------------------------------------------------

(6)      DEPOSITS

Major classifications of deposits consist of the following:
                                                         December 31,
                                                     1999            1998
                                              ---------------  --------------

Noninterest-bearing - demand deposits          $  36,571,508    $  31,676,194

Interest-bearing:
    NOW accounts                                  23,112,258       19,345,373
    Savings accounts                              20,572,494       19,649,757
    Money market accounts                         19,677,736       17,995,450
    Certificates of deposit--less than $100,000   27,864,994       20,202,277
    Certificates of deposit--$100,000 and over    26,100,740       17,342,225
                                               -------------   --------------
Total interest-bearing                           117,328,222       94,535,082
                                               -------------   --------------

Total deposits                                 $ 153,899,730    $ 126,211,276
                                               -------------   --------------

         Certificates of deposit of $43,733,850 have remaining maturities of one year or less as of December 31, 1999. Certificates of deposit with a remaining term of more than one year as of December 31, 1998, are as follows:

    Year Ending December 31,
----------------------------------
2001                                           $  8,967,899
2002                                              1,015,513
2003                                                147,986
2004                                                100,486
Thereafter                                                -
                                      ----------------------

Total                                          $ 10,231,884
                                      ----------------------

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1999 and 1998

--------------------------------------------------------------------------------

(7)   OTHER BORROWINGS

Other borrowings  consist of advances from the Federal Home Loan Bank of Atlanta
(FHLB), deposits received in the Bank's U.S. Treasury Tax and Loan Account, and securities sold under repurchase agreements. Balances outstanding are shown below:

                                                                      Year Ended December 31,
                                                      ---------------------------------------------------------
                                                            1999               1998                1997
                                                      ------------------ ------------------ -------------------
Federal Home Loan Bank:
    Ending balance                                        $ 26,301,355        $ 6,512,501         $ 7,422,619
    Daily average balance for the period                    11,031,064          6,911,185           7,397,407
    Maximum outstanding balance at a month-end              38,855,191          7,221,812           7,675,000
    Daily average interest rate for the period                    6.25%              6.81%               6.75%
    Average interest rate on period end balance                   5.21               6.74                6.73

Treasury Tax and Loan Account
    Ending balance                                         $   598,868        $   589,410          $  776,224
    Daily average balance for the period                       356,978            360,645             370,944
    Maximum outstanding balance at a month-end                 598,868          2,101,044             776,224
    Daily average interest rate for the period                    4.27%              4.79%               4.61%
    Average interest rate on period end balance                   4.56               4.45                5.27

Securities sold under repurchase agreements
    Ending balance                                         $ 6,358,654        $ 1,359,330                    -
    Daily average balance for the period                     3,256,330            264,329                    -
    Maximum outstanding balance at a month-end               6,358,654          1,359,330                    -
    Daily average interest rate for the period                    4.23%              4.72%                   -
    Average interest rate on period end balance                   4.42               4.72                    -


         The balance of FHLB advances with original maturities in excess of one year are summarized as follows:
                                                 December 31,
                                      -------------------------------------
                                            1999               1998
                                      ------------------ ------------------
6.60% fixed rate, due 1999             $              -       $    300,000
6.85% fixed rate, due 2001                      300,000            300,000
6.57% fixed rate, due 2001                      800,000          1,200,000
6.66% fixed rate, due 2002                    1,200,000          1,600,000
6.30% fixed rate, due 2006                      800,000            800,000
7.34% fixed rate, due 2006                    1,000,000          1,000,000
6.94% fixed rate, due 2006                      650,000            750,000
6.62% fixed rate, due 2017                      551,355            563,000
5.01% fixed rate, due 2004                    3,000,000                  -
Variable rate, due 2004                       3,000,000                  -
                                      ------------------ ------------------
                                           $ 11,301,355        $ 6,513,000
                                      ------------------ ------------------

As of December 31, 1999, the Bank has been advised by the FHLB that it has a total credit availability of $35.7 million based on 20% of the Bank's total assets of $178.3 million as of June 30, 1999. The Bank is authorized to borrow funds secured by residential mortgage loans and other collateral. The credit availability does not represent a firm commitment by the FHLB. Rather, it is the FHLB's assessment of what the Bank could borrow given the Bank's current financial condition. The credit availability is subject to change at any time based upon the Bank's financial condition and that of the FHLB, as well as changes in FHLB policies or Congressional mandates. At December 31, 1999, the balance of advances payable to the FHLB was $26.3 million and the credit available from the FHLB was $9.4 million.

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1999 and 1998

--------------------------------------------------------------------------------

(7)      OTHER BORROWINGS, CONTINUED

         In connection with its borrowings from the FHLB, the Bank is required to own FHLB stock. At December 31, 1999, the Bank's investment in FHLB stock had a par and carrying value of $1,317,700 and was automatically pledged against FHLB advances.

(8)      STOCKHOLDERS' EQUITY

         Common Stock

The Company is authorized to issue 5 million shares of Common Stock, par value $1.00. At December 31, 1999, the Company had 2,858,402 shares issued, 2,721,902 shares outstanding, and 136,500 shares of treasury stock.
         In September 1997, the Company issued 977,500 shares of Common Stock, at a price of $7.25 per share. The net proceeds from the sale of Common Stock totaled approximately $6.3 million.
         In November 1995, the Company issued 173,912 Units pursuant to an Offering made in September 1995, to existing holders of the Company's Common and Preferred Stock (see below). Each Unit consisted of one share of Common Stock and one Warrant. The offering price was $5.75 per Unit. Of the 173,912 Units issued, 35,814 Units were exchanged for 27,449 shares of the Company' Series A Cumulative Convertible Preferred Stock. The remaining 138,098 Units were sold for cash, with net proceeds totaling $711,187.
         Each Warrant entitled the holder thereof to purchase one share of Common Stock at a price of $5.75 per share, subject to adjustment. As a result of stock dividends declared in 1998, 1997 and 1996, the terms of the Warrants were adjusted to the effect that each Warrant entitled the holder to purchase
1.179675 shares of Common Stock at an adjusted price of $4.874 per share at any time through November 16, 1998. Prior to the November 16, 1998 expiration date, the exercise of warrants during 1998 generated additional proceeds of $934,334 from the issuance of shares of common stock.

         Income Per Common Share

On February 18, 2000, the Board of Directors declared a five percent stock dividend to be distributed on April 17, 2000, to stockholders of record as of the close of business on March 15, 2000. The effect of the stock dividend has been recognized retroactively in the stockholders' equity accounts in the consolidated statements of financial condition as of December 31, 1999, and in all share and per share data in the accompanying consolidated financial statements, notes to consolidated financial statements and supplemental financial data.

In accordance with SFAS No. 128, the calculation of basic income per common share and diluted income per common share is detailed below:

                                                                      Years Ended December 31,
                                                         ----------------------------------------------------
                                                               1999             1998              1997
                                                         ----------------- ---------------- -----------------
Basic Income Per Share:
Net income                                                    $ 1,188,622        $ 636,884         $ 336,158

Weighted average common shares outstanding                      2,804,994        2,632,787         1,710,316
                                                         ----------------- ---------------- -----------------
Basic income per share                                              $0.42            $0.24             $0.20

Diluted Income Per Share:
Net income                                                    $ 1,188,622        $ 636,884         $ 336,158

Weighted average common shares outstanding                      2,804,994        2,632,787         1,710,316
Dilutive effect of warrants and stock options                      27,689           55,796           142,367
                                                         ----------------- ---------------- -----------------
Diluted weighted average
  common shares outstanding                                     2,832,683        2,688,583         1,852,683
                                                         ----------------- ---------------- -----------------
Diluted income per share                                            $0.42            $0.24             $0.18

                                      -45-

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1999 and 1998

--------------------------------------------------------------------------------

(9)      BENEFIT AND INCENTIVE PLANS

         Deferred Compensation Plan

The Company has a deferred compensation plan for its board of directors and Century Bank's board of directors, with certain limitations. Each director may elect to enter into an agreement in lieu of receiving director's fees in cash. The agreements generally provide for the purchase of life insurance for each participating director and the payment of a retirement benefit for 15 years after retirement, with certain death provisions. The retirement benefit granted under the agreement vests pursuant to a schedule, with 20% of the benefit vesting each year over a five-year period. As of December 31, 1999, the net present value of the deferred compensation liability for all directors totaled approximately $794,000, compared with $674,000 for 1998. Expenses related to the deferred compensation program totaled $120,000 for 1999, $108,000 for 1998, and $84,000 for 1997.

         Stock Option Plans

Pursuant to the Century Bancshares, Inc. 1994 Stock Option Plan ("1994 Plan") the Company reserved 350,000 shares of its common stock for the issuance of incentive stock options and nonqualified stock options to directors and key employees. As of December 31, 1999, after adjusting for stock dividends and stock option activity, there are 334,362 shares of stock reserved for issuance pursuant to the 1994 Plan, of which 332,366 shares are reserved for outstanding options and 1,996 shares are reserved for future option grants. These options are granted for terms of 7 to 10 years, with directors having immediate vesting and employees vesting 25 percent (of the original grant) after each six, eighteen, thirty and forty-two month periods of continued service.
         In addition, there remain outstanding certain options granted to directors and key employees under two prior option plans ("Prior Plans") which expired in 1992 and 1993. As of December 31, 1999, after adjusting for stock dividends and stock option activity, there are 4,111 shares of stock reserved for issuance pursuant to options granted under the Prior Plans, which options are still valid and were not affected by the Plans' expiration. As of December 31, 1999, all options granted under the Prior Plans are fully exercisable.
         In connection with the 5 percent stock dividends effective July 31, 1993, March 31, 1994, March 31, 1995, May 7, 1997, June 29, 1998, and May 28,
1999, in addition to the 7 percent stock dividend effective March 31, 1996, the number of shares subject to any outstanding options, the exercise price per share, and the number of shares reserved for the issuance of future options have been appropriately and equitably adjusted, pursuant to the stock option plans, so as to maintain the proportionate number of shares without changing the aggregate option price. In the tables below, the shares and prices per share have been adjusted to reflect the stock dividends.

         Stock option transactions for the years ended December 31, 1999, 1998, and 1997, are summarized as follows:

                                               1999                            1998                            1997
                                    ---------------------------     ---------------------------     ---------------------------
                                                    Weighted                        Weighted                        Weighted
                                                    average                         average                         average
                                                    exercise                        exercise                        exercise
Fixed options                          Shares        price             Shares        price             Shares        price
----------------------------------- ------------- -------------     ------------- -------------     ------------- -------------
Outstanding at beginning of year        225,657          $6.04          193,093          $4.24          170,470          $3.47
Granted                                 143,170           6.22          104,895           7.82           47,735           6.62
Exercised                               (18,698)          3.25          (63,873)          3.27          (18,584)          2.33
Forfeited                               (13,652)          6.98           (8,458)          9.04           (6,528)          6.00
----------------------------------- ------------- ------------- --- ------------- ------------- --- ------------- -------------
Outstanding at end of year              336,477          $6.24          225,657          $6.04          193,093          $4.24
----------------------------------- ------------- ------------- --- ------------- ------------- --- ------------- -------------

Options exercisable at year-end         198,613          $6.06          141,608          $5.50          162,620          $4.19
Weighted average fair value of
    options granted                       $3.27                           $4.08                           $2.92


CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1999 and 1998

--------------------------------------------------------------------------------

(9)      BENEFIT AND INCENTIVE PLANS, CONTINUED

         Stock Option Plans, Continued

         The  following  table  summarizes   information   about  stock  options
outstanding at December 31, 1999:

                                                      Options outstanding         Options exercisable
                                                   --------------------------- ---------------------------
                                                     Weighted
                                                     average       Weighted                    Weighted
                                       Number       remaining      average                     average
                                     of options    contractual     exercise       Number       exercise
Range of exercise prices             outstanding     (years)        price      exercisable      price
----------------------------------- -------------- ------------- ------------- ------------- -------------
$2.44 to $3.00                              7,242      0.5            $  2.60         7,242       $  2.60
$3.01 to $4.00                             18,325      1.4               3.65        18,325          3.65
$4.01 to $5.00                             17,719      2.4               4.64        17,719          4.64
$5.01 to $6.00                             23,543      6.5               5.20        22,755          5.19
$6.01 to $7.00                            225,522      9.1               6.23       100,219          6.22
$8.01 to $9.00                             27,589      8.5               8.86        22,982          8.87
$9.01 to $9.86                             16,537      8.2               9.65         9,371          9.65
----------------------------------- -------------- ------------- ------------- ------------- -------------
$2.44 to $9.86                            336,477      7.8            $  6.24       198,613       $  6.06
----------------------------------- -------------- ------------- ------------- ------------- -------------

         The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively: no dividends for any year, expected volatility of 39 percent for 1999, 28 percent for 1998, and 29 percent for 1997, risk free interest rates of 5.9 percent for 1999, 5.4 percent for 1998, and 5.8 percent for 1997, along with expected lives of 7 years for 1999, 1998 and 1997.
         As the Company continues to apply APB Opinion No. 25 in accounting for its stock options, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                            1999               1998                1997
                                                      ------------------ ------------------ -------------------
Net income, as reported                                      $1,188,622           $636,884            $336,158
Net income, pro forma                                         1,020,982            519,502             298,320
Diluted earnings per share, as reported                             .42                .24                 .18
Diluted earnings per share, pro forma                               .36                .19                 .16

         Pro forma net income reflects only options granted in 1999, 1998 and 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options vesting period and compensation costs for options granted prior to January 1, 1997 are not considered.


         Employee Benefit Plan

The Company maintains a 401(k) plan which covers substantially all employees. Participants may contribute up to 15 percent of their compensation, subject to certain limitations imposed by the Internal Revenue Service. The Company makes matching contributions of one-half of up to 6 percent of participants' compensation contributed to the Plan. The Company's matching contributions totaled approximately $95,000 for 1999, $38,000 for 1998 and $17,000 for 1997.

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1999 and 1998

--------------------------------------------------------------------------------

(10)     INCOME TAXES

The provision for taxes on income for the years ended December 31, 1999, 1998, and 1997, consisted of the following:

                                                            1999               1998                1997
                                                      ------------------ ------------------ -------------------
Current federal income tax                                    $617,898           $328,429            $304,721
Current state income tax                                       138,305                747              90,251
                                                      ------------------ ------------------ -------------------
    Total current income tax                                   756,203            329,176             394,972

Deferred Federal income tax expense (benefit)                  (21,696)           (15,915)           (117,497)
Deferred state income tax expense (benefit)                     (5,294)            41,630             (43,873)
                                                      ------------------ ------------------ -------------------
    Total deferred income tax expense (benefit)                (26,990)            25,715            (161,370)
                                                      ------------------ ------------------ -------------------
Total income tax                                              $729,213           $354,891            $233,602
                                                      ------------------ ------------------ -------------------

         The difference  between the statutory  federal income tax rates and the effective income tax rates for 1999, 1998, and 1997, are as follows:
                                                            1999               1998                1997
----------------------------------------------------- ------------------ ------------------ -------------------
Statutory federal income tax rate                                34.0 %             34.0 %              34.0 %
State income taxes, net of federal benefit                        4.6                2.8                 5.4
Nondeductible expenses                                            0.5                1.1                 2.6
Other                                                            (1.1)              (2.1)               (1.0)
----------------------------------------------------- ------------------ ------------------ -------------------
Effective income tax rate                                        38.0 %             35.8 %              41.0 %
----------------------------------------------------- ------------------ ------------------ -------------------


         The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998:

                                                 1999              1998
                                           ---------------- -----------------
Assets:
Fixed assets                                    $ 120,627         $ 102,797
Bad debts                                         194,691           218,021
Deferred rent expense                              85,288            28,741
Deferred loan fees                                 24,957            37,460
Vacation pay accrual                               15,200            22,800
Directors' deferred compensation                  301,884           256,284
Intangibles                                        68,853            44,847
                                            ---------------- -----------------
Deferred tax assets                               811,500           710,950
Liabilities:
Federal Home Loan Bank stock dividends            (11,484)          (11,484)
Unrealized (gains)losses on investments
 designated as available-for-sale charged
 to stockholders' equity                           54,322           (3,468)
Other                                             (86,445)          (12,885)
                                            ---------------- -----------------
Deferred tax liabilities                          (43,607)          (27,837)
                                            ---------------- -----------------
Net deferred tax asset                          $ 767,893         $ 683,113
                                            ---------------- -----------------


         Net deferred tax assets of $767,893 and $683,113 at December 31, 1999 and 1998, respectively, are included in other assets. The Company has not established a valuation allowance for deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not some portion or all of the deferred tax assets will not be realized. Based on the level of historical taxable income during the carryback period and the reversal of certain deferred tax liabilities, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1999 and 1998

--------------------------------------------------------------------------------

(11)     RESERVE BALANCES, FUNDS RESTRICTION, COMMITMENTS AND CONTINGENCIES

         Reserve Balances

Under Federal Reserve Board regulations, banks are required to maintain cash reserves against certain categories of deposit liabilities. Cash balances qualified to meet these reserve requirements consist of vault cash and balances on deposit with the Federal Reserve Bank. Such restricted cash balances are included in "Cash and due from banks" in the consolidated statements of financial condition and were approximately $1.8 million and $1.0 million at year-end 1999 and 1998, respectively.

         Funds Restrictions

Dividends paid to the Company by Century National Bank are subject to restrictions by regulatory agencies. As of December 31, 1999, approximately $2.1 million was available to be paid to the Company in dividends from Century National Bank, pursuant to such regulatory restrictions. As described in Note 12--Capital and Liquidity, regulatory agencies have established laws and guidelines with respect to the maintenance of appropriate levels of bank capital that could further limit the amount available for payment of dividends by Century Bank under regulatory restrictions if applied in the future.


         Commitments and Contingencies

The Company leases its banking facilities under operating leases providing for payment of fixed rentals and providing for pass-through of certain landlord expenses, with options to renew. Rental expense was approximately $557,000, $548,000, and $399,000, for the years ended December 31, 1999, 1998, and 1997, respectively. Total future minimum rental payments at December 31, 1999, are as follows:

      Year Ending December 31,
--------------------------------------
2000                                        $  721,000
2001                                           728,000
2002                                           426,000
2003                                           199,000
2004                                           136,000
Thereafter                                     130,000
                                       ----------------
Total                                       $2,340,000
                                       ----------------

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1999 and 1998

--------------------------------------------------------------------------------

(12)     CAPITAL AND LIQUIDITY

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires regulators to classify insured depository institutions into one of five tiers based upon their relative capital strengths and to increase progressively the degree of regulation over the weaker ones, limits the pass-through deposit insurance treatment of certain types of accounts, adopts a "Truth in Savings" program, calls for the adoption of risk-based premiums on deposit insurance, and requires banks to observe insider credit underwriting procedures no less strict than those applied to comparable non-insider transactions.
         The Financial Institutions Reform, Recovery and Enforcement Act (FIRREA) of 1989 requires depository institutions to maintain minimum capital levels. In addition to its capital requirements, FIRREA includes provisions for changes in the federal regulatory structure for institutions, including a new deposit insurance system, increased deposit insurance premiums, and restricted investment activities with respect to noninvestment grade corporate debt and certain other investments.
         Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
         Quantitative measures established by regulation to ensure capital adequacy require the Company and Century Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.
         As of December 31, 1999, the most recent notification from the OCC categorized Century National Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Century National Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's category.

         The  following   tables   present  the  actual  and  required   capital
information for the Company and Century National Bank:

                                                                                                       To be well
                                                                                                   capitalized under
                                                                              For capital          prompt corrective
                                                      Actual               adequacy purposes       action provisions
                                             -------------------------- ------------------------ -----------------------
                                               Amount        Ratio        Amount       Ratio       Amount      Ratio
-------------------------------------------- ------------ ------------- ------------ ----------- ----------- -----------

As of December 31, 1999
Total Capital (to Risk Weighted Assets):
    Century Bancshares, Inc.                 $15,612,089        10.79%  $11,577,857       8.00%         n/a         n/a
    Century National Bank                     14,851,326        10.27%   11,570,540       8.00% $14,463,176      10.00%
Tier 1 Capital (to Risk Weighted Assets):
    Century Bancshares, Inc.                  14,093,178         9.74%    5,788,929       4.00%         n/a         n/a
    Century National Bank                     13,332,415         9.22%    5,785,270       4.00%   8,677,905       6.00%
Tier 1 Capital (to Average Assets):
    Century Bancshares, Inc.                  14,093,178         7.64%    7,378,520       4.00%         n/a         n/a
    Century National Bank                     14,463,176         7.23%    7,376,440       4.00%   9,220,550       5.00%


CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1999 and 1998

--------------------------------------------------------------------------------

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

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1999 and 1998

--------------------------------------------------------------------------------

(13)     PARENT COMPANY-ONLY FINANCIAL STATEMENTS

The Century Bancshares, Inc. (parent company-only) condensed financial statements are as follows:

                                          Statements of Financial Condition
                                              December 31, 1999 and 1998

                                                                                      1999                 1998
                                                                              --------------------- --------------------
Assets
Cash and cash equivalents                                                            $    739,944          $ 1,958,401
Investment in Century Bank                                                             14,907,344           13,331,118
Other assets                                                                               91,462               91,462
                                                                              --------------------- --------------------
    Total Assets                                                                     $ 15,738,750          $15,380,981
                                                                              --------------------- --------------------

Liabilities and Stockholders' Equity
Liabilities:
Other liabilities                                                                    $     70,643          $    64,307
                                                                              --------------------- --------------------
    Total Liabilities                                                                      70,643               64,307
Stockholders' Equity:
Common stock                                                                            2,858,402            2,574,219
Additional paid-in capital                                                             13,700,452           12,343,631
Retained earnings                                                                               -              392,384
Treasury stock, at cost                                                                  (789,863)                   -
Accumulated other comprehensive income (loss), net of tax effect                         (100,884)               6,440
                                                                              --------------------- --------------------
    Total Stockholders' Equity                                                         15,668,107           15,316,674

                                                                              --------------------- --------------------
    Total Liabilities and Stockholders' Equity                                       $ 15,738,750          $15,380,981
                                                                              --------------------- --------------------



                                               Statements of Operations
                                     Years Ended December 31, 1999, 1998 and 1997

                                                                1999                  1998                 1997
                                                         -------------------- --------------------- --------------------

Income:
Interest income                                                  $    49,539              $ 96,846             $ 35,421
Other income                                                             129                     -                    -
                                                         -------------------- --------------------- --------------------
    Total Income                                                      49,668                96,846               35,421

Expense:
Other expenses                                                        41,487                26,657               22,414
                                                         -------------------- --------------------- --------------------
    Total Expense                                                     41,487                26,657               22,414
                                                         -------------------- --------------------- --------------------
Net income before income tax expense (benefit) and
    equity in undistributed earnings of bank subsidiary                8,181                70,189               13,007
Income tax expense                                                     3,109                26,670                5,333
                                                         -------------------- --------------------- --------------------
Net income before equity in undistributed
    earnings of bank subsidiary                                        5,072                43,519                7,674
Equity in undistributed earnings of Century Bank                   1,183,550               593,365              328,484
                                                         -------------------- --------------------- --------------------
Net income                                                        $1,188,622              $636,884             $336,158
                                                         -------------------- --------------------- --------------------

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1999 and 1998

--------------------------------------------------------------------------------

(13)     PARENT COMPANY-ONLY FINANCIAL STATEMENTS, CONTINUED

                                               Statements of Cash Flows
                                     Years ended December 31, 1999, 1998 and 1997

                                                                1999                  1998                 1997
                                                         -------------------- --------------------- --------------------

Cash flows from operating activities:
Net income                                                    $   1,188,622           $   636,884          $   336,158
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Undistributed earnings of subsidiary                           (1,183,550)             (593,365)            (328,484)
  Decrease in other assets                                                -                     -               21,203
  Increase (decrease) in other liabilities                             6,336             (243,526)              59,159
                                                         -------------------- --------------------- --------------------
Net cash provided by (used in) operating activities                   11,408             (200,007)              88,036

Cash flows from investing activities:
Capital contributions to subsidiary bank                           (500,000)           (2,000,000)          (3,500,000)
                                                         -------------------- --------------------- --------------------
Net cash used in investing activities                              (500,000)           (2,000,000)          (3,500,000)

Cash flows from financing activities:
Issuance of common stock                                             59,998             1,139,853            6,424,256
Purchases of treasury stock                                        (789,863)                    -                    -
Other                                                                     -               (22,858)                   -
                                                         -------------------- --------------------- --------------------
Net cash provided (used) by financing activities                  (729,865)             1,116,995            6,424,256

                                                         -------------------- --------------------- --------------------
Net increase (decrease) in cash and cash equivalents             (1,218,457)           (1,083,012)           3,012,292
Cash and cash equivalents, beginning of year                      1,958,401             3,041,413               29,121
                                                         -------------------- --------------------- --------------------
Cash and cash equivalents, end of year                        $    739,944            $ 1,958,401          $ 3,041,413
                                                         -------------------- --------------------- --------------------

Supplemental disclosures of cash flow information:
Interest paid                                                   $         -           $         -          $         -
Income taxes paid                                                         -                     -                    -


CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1999 and 1998

--------------------------------------------------------------------------------

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

The estimated fair values of the Company's financial instruments at December 31, 1999 and 1998 are as follows:

                                                             1999                               1998
                                               ---------------------------------- ----------------------------------
                                                  Carrying            Fair            Carrying           Fair
                                                    Value            Value             Value             Value
                                               ---------------- ----------------- ----------------- ----------------
Financial Assets:
Cash and due from banks                           $  9,222,005      $  9,222,005      $  8,950,733     $  8,950,733
Federal funds sold                                  11,015,000        11,015,000         4,285,000        4,285,000
Interest bearing deposits with other banks          19,667,075        19,667,075         9,847,315        9,847,315
Investment securities                               22,461,452        22,332,916         9,252,893        9,261,036
Loans, net of unearned income                      138,076,486       137,971,456       115,231,298      115,919,000

Financial Liabilities:
Noninterest-bearing deposits                      $ 36,571,508      $ 36,571,508      $ 31,676,194     $ 31,676,194
Interest-bearing deposits                          117,328,222       116,960,892        94,535,082       94,865,082
Other borrowings                                    33,258,877        33,283,547         8,461,241        8,864,000

                                      -54-

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1999 and 1998

--------------------------------------------------------------------------------



(15)     ACQUISITIONS AND INTANGIBLES

In October 1997, the Company completed the purchase and assumption of the deposits and certain other liabilities of the branch of Eastern American Bank, FSB ("Eastern American") located at 6832 Old Dominion Drive, McLean Virginia (the "McLean Branch"). As part of the transaction, the Company's wholly-owned subsidiary, Century National Bank assumed approximately $28.0 million in deposits at the McLean Branch, and also assumed the obligations under the related lease and acquired approximately $9.0 million in mortgage loans from Eastern American's portfolio, in addition to $0.2 million in equipment and other assets.
         In consideration of the assumption of the deposits and liabilities, Eastern American made a cash transfer to the Bank on the closing date of approximately $17.3 million, representing the total amount of the liabilities assumed, less the sum on the closing date of (i) the value of the vault cash at the McLean Branch, (ii) the net book value of the leasehold improvements and the personal property located at the McLean Branch, (iii) the amount of the security deposit related to the lease of the McLean Branch, (iv) the unpaid balance of the designated mortgage loans and certain overdraft protection loans, (v) certain proration items, and (vi) a deposit premium of approximately $1.5 million, equal to 5.6% of the balance of the deposits assumed as of the closing date, excluding deposits of affiliates of Eastern American and certain other types of deposits. The acquisition premium of $1.5 million is being amortized over the estimated 10 year life of the deposit account relationship on a straight-line basis.
         In October 1999, the Company completed the purchase and assumption of the deposits and certain other liabilities of the branch of One Valley Bancorp ("One Valley") located at 18116 Triangle Shopping Plaza, Dumfries, Virginia (the "Dumfries Branch"). As part of the transaction, the Bank assumed approximately $9.4 million in deposits at the Dumfries Branch, and also assumed the obligations under the related lease and acquired approximately $6.0 million in mortgage loans from One Valley's portfolio, in addition to $0.3 million in equipment and other assets.
         In consideration of the assumption of the deposits and liabilities, One Valley made a cash transfer to the Bank on the closing date of approximately $2.9 million, representing the total amount of the liabilities assumed, less the sum on the closing date of (i) the value of the vault cash at the Dumfries Branch, (ii) the net book value of the leasehold improvements and the personal property located at the Dumfries Branch, (iii) the unpaid balance of the designated mortgage loans and certain overdraft protection loans, (iv) certain proration items, and (v) a deposit premium of $127,633, based on certain percentages of the deposit liabilities assumed and loans acquired as of the closing date. The total acquisition premium intangible recorded amounted to $327,633 (including $127,633 paid and $200,000 deemed to be a fair value adjustment of the lease obligation assumed) and is being amortized over the estimated 8 year life of the deposit account relationship on a straight-line basis.

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1999 and 1998

--------------------------------------------------------------------------------

(16)     QUARTERLY FINANCIAL INFORMATION  (Unaudited - in thousands, except per share data):

                                            Quarter ended     Quarter ended      Quarter ended       Quarter ended
                                            Dec. 31, 1999     Sep. 30, 1999      Jun. 30, 1999       Mar. 31, 1999
------------------------------------------- ----------------- ------------------ ------------------- -----------------
Interest income                                      $ 3,701            $ 3,323             $ 3,237           $ 2,959
Net interest income                                    2,300              2,039               1,990             1,895
Provision for credit losses                              205                110                 145               180
Total other income                                       422                411                 446               390
Total other expense                                    1,933              1,820               1,818             1,764
Income before income tax expense                         584                520                 473               341
Net income                                               362                323                 293               211
Earnings per share:
   Basic                                             $  0.13            $  0.12             $  0.10           $  0.07
   Diluted                                              0.13               0.11                0.10              0.07
Weighted average shares outstanding:
   Basic                                           2,721,863          2,804,679           2,850,542         2,844,239
   Diluted                                         2,749,551          2,832,251           2,879,305         2,871,334



                                            Quarter ended     Quarter ended      Quarter ended       Quarter ended
                                            Dec. 31, 1998     Sep. 30, 1998      Jun. 30, 1998       Mar. 31, 1998
------------------------------------------- ----------------- ------------------ ------------------- -----------------
Interest income                                      $ 2,804            $ 2,819             $ 2,769           $ 2,964
Net interest income                                    1,732              1,698               1,652             1,736
Provision for credit losses                               83                154                 190               193
Total other income                                       296                270                 287               251
Total other expense                                    1,679              1,574               1,486             1,570
Income before income tax expense                         266                239                 263               224
Net income                                               165                170                 170               132
Earnings per share:
   Basic                                             $  0.06            $  0.07             $  0.07           $  0.05
   Diluted                                              0.06               0.06                0.06              0.05
Weighted average shares outstanding:
   Basic                                           2,748,738          2,619,845           2,597,657         2,563,007
   Diluted                                         2,786,735          2,768,538           2,785,627         2,777,738


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There was no reported disagreement on any matter of accounting principles or procedures of financial statement disclosure during 1999 with the Company's independent public accountants.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information regarding directors and executive officers of the Company contained under the captions "Election of Directors," Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's definitive Proxy Statement relating to the 2000 Annual Meeting of Stockholders, prepared pursuant to Regulation 14A of the Securities Exchange Act of 1934 and to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         The information concerning executive compensation contained under the captions "Compensation," and "Stock Performance Graph" contained in the
Company's definitive Proxy Statement relating to the 2000 Annual Meeting of Stockholders, prepared pursuant to Regulation 14A of the Securities Exchange Act of 1934 and to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information concerning the beneficial ownership of the Company's voting securities by each director and all officers as a group, and by any person known to the Company to be the beneficial owner of more than 5% of the voting securities of the Company contained under the caption "Voting Securities and Principal Holders Thereof" contained in the Company's definitive Proxy Statement relating to the 2000 Annual Meeting of Stockholders, prepared pursuant to Regulation 14A of the Securities Exchange Act of 1934 and to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           The information concerning certain relationships and related transactions contained under the caption "Certain Relationships and Transactions" contained in the Company's definitive Proxy Statement relating to the 2000 Annual Meeting of Stockholders, prepared pursuant to Regulation 14A of the Securities Exchange Act of 1934 and to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The Following Documents are Filed as Part of this Report:
    1.       Financial Statements                                      Page
                                                                       ----
             Independent Auditors' Report                               30
             Consolidated Statements of Financial Condition             31
             Consolidated Statements of Operations                      32
             Consolidated Statements of Stockholders' Equity            33
             Consolidated Statements of Cash Flows                      34
             Notes to Consolidated Financial Statements                 35

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

    3.3 Articles of Association of the Bank.(Incorporated by reference from Exhibit 3.3 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-14417)).

    3.4* Certificate of Amendment of Certificate of Incorporation of Century Bancshares, Inc. dated July 24, 1997.

    4.1 Form of Common Stock certificate. (Incorporated by reference from Exhibit 4.2 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-14417)).

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

   10.8 Amendment dated March 1, 1998, of the employment agreement dated September 1, 1996, between the Company and the Bank and Mr. Joseph S. Bracewell. (Incorporated by reference to Exhibit
             10.16 to the Company's Annual Report on Form 10-K for the period ended December 31, 1998.)

   10.9 Amendment dated March 31, 1999, of the employment agreement dated September 1, 1996, between the Company and the Bank and Mr. Joseph S. Bracewell. (Incorporated by reference to Exhibit
             10.17 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999.)

   10.10 Lease Agreement dated January 3, 1995, between the Bank and Pennsylvania Building Associates. (Incorporated by reference from Exhibit 10.8 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-14417)).

   10.11 Lease and Services Agreement dated November 17, 1995, between ALLIANCE Greensboro, L.P., a Delaware limited partnership d/b/a/ ALLIANCE Business Centers, and the Bank. (Incorporated by reference from Exhibit 10.9 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-14417)).

   10.12 Retail Lease dated January 14, 1982, between the Square 106 Associates and the Bank, as amended on March 14, 1984, December 18, 1991, February 12, 1992, October 27, 1995, and June 1, 1996. (Incorporated by reference from Exhibit 10.10 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-14417)).

   10.13 Sublease Agreement, dated May 1, 1992, between the Company and the Bank. (Incorporated by reference from Exhibit 10.11 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-14417)).

             10.14 Sublease Agreement dated November 1996, effective as of February 1, 1997, by and between Chevy Chase Bank, F.S.B., and Century National Bank. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

   10.15 Lease Agreement dated July 23, 1993, by and between McLean Poplar Partners and Eastern American Bank, F.S.B which was assumed by Century National Bank under the Purchase and Assumption Agreement (dated July 24, 1997 and noted in 2.1 above).

   10.16 Lease Agreement dated September 30, 1997, by and between The Life Underwriter Training Council and Century National Bank. (Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the period ended December 31, 1998.)

   10.17 Century Directors' Trust established June 24, 1998, by the Company and the Bank for the benefit of the directors of the Company and the Bank. (Incorporated by reference to Exhibit
             10.15 to the Company's Annual Report on Form 10-K for the period ended December 31, 1998.)

   11*       Statement regarding computation of per share earnings.

   21*       Subsidiaries of the Registrant.

   24* Powers of Attorney from certain of the directors of Century Bancshares, Inc. whose signatures are to be affixed to this Form 10-K for the year ended December 31, 1999.

   27*       Financial Data Schedule.
------------------
* Filed herewith.

Reports on Form 8-K.

   There were no reports on Form 8-K filed during the fourth quarter of 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CENTURY BANCSHARES, INC.
                                  (Registrant)


                                  By: /s/ JOSEPH S. BRACEWELL
                                  -------------------------------
                                  Joseph S. Bracewell
                                  Chairman of the Board, President
                                  and Chief Executive Officer


                                  By: /s/ CHARLES V. JOYCE III
                                  --------------------------------
                                  Charles V. Joyce III
                                  Senior Vice President and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

Dated:   March 27, 2000


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on the 29th day of March, 2000.

              /s/ JOSEPH S. BRACEWELL             Chairman of the Board,
                                                   President and Chief Executive
---------------------------------------------
                Joseph S. Bracewell               Chief Executive Officer

                         *                        Director
---------------------------------------------
                   *George Contis

                         *                        Director
---------------------------------------------
                   *John R. Cope

                         *                        Director
---------------------------------------------
                *Bernard J. Cravath

                         *                        Director
---------------------------------------------
                   *Neal R. Gross

                                                  Director
---------------------------------------------
                   William McKee

                         *                        Director
---------------------------------------------
                *William C. Oldaker


*By:            /s/ JOSEPH S. BRACEWELL
---------------------------------------------
                  Attorney-in-Fact

                  Index to Exhibits


Exhibit No.                                 Description
--------------------------------------------------------------------------------

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

         3.3 Articles of Association of the Bank. Incorporated by reference from Exhibit 3.3 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-14417)).

         3.4* Certificate of Amendment of Certificate of Incorporation of Century Bancshares, Inc. dated July 24, 1997.

         4.1 Form of Common Stock certificate. (Incorporated by reference from Exhibit 4.2 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-14417)).

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

         10.8 Amendment dated March 1, 1998, of the employment agreement dated September 1, 1996, between the Company and the Bank and Mr. Joseph S. Bracewell. (Incorporated by reference to Exhibit
                  10.16 to the Company's Annual Report on Form 10-K for the period ended December 31, 1998.)

         10.9 Amendment dated March 31, 1999, of the employment agreement dated September 1, 1996, between the Company and the Bank and Mr. Joseph S. Bracewell. (Incorporated by reference to Exhibit
                  10.17 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999.)

         10.10 Lease Agreement dated January 3, 1995, between the Bank and Pennsylvania Building Associates. (Incorporated by reference from Exhibit 10.8 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-14417)).

         10.11 Lease and Services Agreement dated November 17, 1995, between ALLIANCE Greensboro, L.P., a Delaware limited partnership d/b/a/ ALLIANCE Business Centers, and the Bank. (Incorporated by reference from Exhibit 10.9 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-14417)).

         10.12 Retail Lease dated January 14, 1982, between the Square 106 Associates and the Bank, as amended on March 14, 1984, December 18, 1991, February 12, 1992, October 27, 1995, and June 1, 1996. (Incorporated by reference from Exhibit 10.10 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-14417)).

         10.13 Sublease Agreement, dated May 1, 1992, between the Company and the Bank. (Incorporated by reference from Exhibit 10.11 of the Registrant's Registration Statement on Form S-1 (Registration No.
                  333-14417)).

         10.14 Sublease Agreement dated November 1996, effective as of February 1, 1997, by and between Chevy Chase Bank, F.S.B., and Century National Bank. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

         10.15 Lease Agreement dated July 23, 1993, by and between McLean Poplar Partners and Eastern American Bank, F.S.B which was assumed by Century National Bank under the Purchase and Assumption Agreement (dated July 24, 1997 and noted in 2.1 above).

         10.16 Lease Agreement dated September 30, 1997, by and between The Life Underwriter Training Council and Century National Bank. (Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the period ended December 31, 1998.)

         10.17 Century Directors' Trust established June 24, 1998, by the Company and the Bank for the benefit of the directors of the Company and the Bank. (Incorporated by reference to Exhibit
                  10.15 to the Company's Annual Report on Form 10-K for the period ended December 31, 1998.)

         11*      Statement regarding computation of per share earnings.

         21*      Subsidiaries of the Registrant.

         24* Powers of Attorney from certain of the directors of Century Bancshares, Inc. whose signatures are to be affixed to this Form 10-K for the year ended December 31, 1999.

         27*      Financial Data Schedule.
-----------------
* Filed herewith.
                                      -62-

EXHIBIT 3.4 Certificate of Amendment of Certificate of Incorporation of Century Bancshares, Inc. dated July 24, 1997.


                            CERTIFICATE OF AMENDMENT
                                       OF
                          CERTIFICATE OF INCORPORATION
                                       OF
                            CENTURY BANCSHARES, INC.

         Century Bancshares, Inc., a corporation duly organized and existing under and by virtue of the General Corporation Law of the State of Delaware (the "Company"), does hereby certify:

         FIRST: That the Board of Directors of the Company, at a meeting duly called and held on April 15, 1997, at which meeting a quorum was present and acting throughout (the "Board Meeting"), adopted a resolution proposing and declaring advisable and in the best interests of the Company that the Company's Certificate of Incorporation be amended by amending the first sentence of
Article IV to read in its entirety as follows:

                  "The total number of shares of stock which the corporation shall have authority to issue is 6,000,000 shares, of which 5,000,000 shares of the par value $1.00 each shall be shares of common stock, 1,000,000 shares of the par value of $1.00 each shall be shares of preferred stock."

         SECOND: That at that Board Meeting, the Board directed that the preceding proposed amendment to the Certificate of Incorporation be presented to the stockholders of the Company entitled to vote thereon for their consideration and recommended the adoption of such amendment by the stockholders of the Company.

         THIRD: That thereafter, at the annual meeting of the company's stockholders duly called and, upon notice in accordance with Section 222 of the General Corporation Law of the State of Delaware, held on June 6, 1997 the holders of a majority of the outstanding shares of capital stock of the company entitled to vote thereon approved the aforesaid amendment to the Certificate of Incorporation.

         FOURTH:   That the aforesaid amendment was duly adopted in accordance with the provisions of Section 242 of the General Corporation law of the State of Delaware.

         IN WITNESS WHEREOF, the Company has caused this Certificate of Amendment to be signed by Joseph S. Bracewell III, as President of the Company this 24th day of July, 1997.


CENTURY BANCSHARES, INC.


By:      /s/b/  JOSEPH S. BRACEWELL III
         Joseph S. Bracewell III,  President



CENTURY BANCSHARES, INC.                                             Exhibit 11
Computation of Per Share Earnings
Three Years Ended December 31, 1999



                                                                 Year Ended
                                                                 December 31,
                                               ----------------------------------------
                                                   1999            1998          1997

Basic Earnings Per Share:

Net income                                     $1,188,622      $  636,884    $  336,158

Weighted-average common
  shares outstanding                            2,804,994       2,632,787     1,710,316
                                               ----------------------------------------

Basic earnings per share                            $0.42           $0.24         $0.20


Diluted Earnings Per Share:

Net income                                     $1,188,622     $  636,884     $  336,158

Weighted-average common
  shares outstanding                            2,804,994      2,632,787      1,710,316

Dilutive effect of warrants
  and stock options                                27,689         55,796        142,367
                                             ------------------------------------------
Diluted weighted-average
  common shares outstanding                     2,832,683      2,688,583      1,852,683
                                             ------------------------------------------

Diluted earnings per share                          $0.42          $0.24          $0.18






EXHIBIT 21        SUBSIDIARIES OF THE REGISTRANT

Century National Bank, incorporated under the laws of the United States (a 100% owned subsidiary of Century Bancshares, Inc.)

Century Insurance Agency, LLC, a Virginia limited liability corporation (a 100% owned subsidiary of Century National Bank)

EXHIBIT 24        POWERS OF ATTORNEY

Page 1

                                POWER OF ATTORNEY


         KNOW ALL MEN BY THESE PRESENTS, that the undersigned officer or director of Century Bancshares, Inc., a Delaware corporation (the "Company"), hereby makes, constitutes and appoints Joseph S. Bracewell the undersigned's true and lawful attorney-in-fact and agent, for the undersigned and on the undersigned's behalf and in the undersigned's name, place and stead, in any and all capacities, to sign, execute and file with the Securities and Exchange Commission the Company's Annual Report on Form 10-K for the year ended December 31, 1999, together with all amendments thereto, with all exhibits and any and all documents required to be filed with respect thereto with any regulatory authority, granting unto said attorney, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as the undersigned might or could do if personally present, hereby ratifying and confirming all that said attorney-in-fact and agent, may lawfully do or cause to be done by virtue thereof.

         IN WITNESS WHEREOF, the undersigned has hereto signed this power of attorney this 14th day of March, 2000.

                        /s/b GEORGE CONTIS, M.D., M.P.H.
                          [Signature of Director Here]


                           George Contis, M.D., M.P.H.
                             [Name of Director Here]

EXHIBIT 24        POWERS OF ATTORNEY

Page 2


                                POWER OF ATTORNEY


         KNOW ALL MEN BY THESE PRESENTS, that the undersigned officer or director of Century Bancshares, Inc., a Delaware corporation (the "Company"), hereby makes, constitutes and appoints Joseph S. Bracewell the undersigned's true and lawful attorney-in-fact and agent, for the undersigned and on the undersigned's behalf and in the undersigned's name, place and stead, in any and all capacities, to sign, execute and file with the Securities and Exchange Commission the Company's Annual Report on Form 10-K for the year ended December 31, 1999, together with all amendments thereto, with all exhibits and any and all documents required to be filed with respect thereto with any regulatory authority, granting unto said attorney, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as the undersigned might or could do if personally present, hereby ratifying and confirming all that said attorney-in-fact and agent, may lawfully do or cause to be done by virtue thereof.

         IN WITNESS WHEREOF, the undersigned has hereto signed this power of attorney this 15th day of March, 2000.

                            ___/s/b/ JOHN R. COPE___
                          [Signature of Director Here]


                                  John R. Cope
                             [Name of Director Here]

EXHIBIT 24        POWERS OF ATTORNEY

Page 3

                                POWER OF ATTORNEY


         KNOW ALL MEN BY THESE PRESENTS, that the undersigned officer or director of Century Bancshares, Inc., a Delaware corporation (the "Company"), hereby makes, constitutes and appoints Joseph S. Bracewell the undersigned's true and lawful attorney-in-fact and agent, for the undersigned and on the undersigned's behalf and in the undersigned's name, place and stead, in any and all capacities, to sign, execute and file with the Securities and Exchange Commission the Company's Annual Report on Form 10-K for the year ended December 31, 1999, together with all amendments thereto, with all exhibits and any and all documents required to be filed with respect thereto with any regulatory authority, granting unto said attorney, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as the undersigned might or could do if personally present, hereby ratifying and confirming all that said attorney-in-fact and agent, may lawfully do or cause to be done by virtue thereof.

         IN WITNESS WHEREOF, the undersigned has hereto signed this power of attorney this 13th day of March, 2000.

                            /s/b/ BERNARD J. CRAVATH
                          [Signature of Director Here]


                               Bernard J. Cravath
                             [Name of Director Here]

EXHIBIT 24        POWERS OF ATTORNEY

Page 4

                                POWER OF ATTORNEY


         KNOW ALL MEN BY THESE PRESENTS, that the undersigned officer or director of Century Bancshares, Inc., a Delaware corporation (the "Company"), hereby makes, constitutes and appoints Joseph S. Bracewell the undersigned's true and lawful attorney-in-fact and agent, for the undersigned and on the undersigned's behalf and in the undersigned's name, place and stead, in any and all capacities, to sign, execute and file with the Securities and Exchange Commission the Company's Annual Report on Form 10-K for the year ended December 31, 1999, together with all amendments thereto, with all exhibits and any and all documents required to be filed with respect thereto with any regulatory authority, granting unto said attorney, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as the undersigned might or could do if personally present, hereby ratifying and confirming all that said attorney-in-fact and agent, may lawfully do or cause to be done by virtue thereof.

         IN WITNESS WHEREOF, the undersigned has hereto signed this power of attorney this 13th day of March, 2000.

                             /s/b/ WILLIAM S. MCKEE
                          [Signature of Director Here]


                                William S. McKee
                             [Name of Director Here]

EXHIBIT 24        POWERS OF ATTORNEY

Page 5

                                POWER OF ATTORNEY


         KNOW ALL MEN BY THESE PRESENTS, that the undersigned officer or director of Century Bancshares, Inc., a Delaware corporation (the "Company"), hereby makes, constitutes and appoints Joseph S. Bracewell the undersigned's true and lawful attorney-in-fact and agent, for the undersigned and on the undersigned's behalf and in the undersigned's name, place and stead, in any and all capacities, to sign, execute and file with the Securities and Exchange Commission the Company's Annual Report on Form 10-K for the year ended December 31, 1999, together with all amendments thereto, with all exhibits and any and all documents required to be filed with respect thereto with any regulatory authority, granting unto said attorney, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as the undersigned might or could do if personally present, hereby ratifying and confirming all that said attorney-in-fact and agent, may lawfully do or cause to be done by virtue thereof.

         IN WITNESS WHEREOF, the undersigned has hereto signed this power of attorney this 13th day of March, 2000.

                            /s/b/ WILLIAM C. OLDAKER
                          [Signature of Director Here]


                               William C. Oldaker
                             [Name of Director Here]

EXHIBIT 24        POWERS OF ATTORNEY

Page 6

                                POWER OF ATTORNEY


         KNOW ALL MEN BY THESE PRESENTS, that the undersigned officer or director of Century Bancshares, Inc., a Delaware corporation (the "Company"), hereby makes, constitutes and appoints Joseph S. Bracewell the undersigned's true and lawful attorney-in-fact and agent, for the undersigned and on the undersigned's behalf and in the undersigned's name, place and stead, in any and all capacities, to sign, execute and file with the Securities and Exchange Commission the Company's Annual Report on Form 10-K for the year ended December 31, 1999, together with all amendments thereto, with all exhibits and any and all documents required to be filed with respect thereto with any regulatory authority, granting unto said attorney, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as the undersigned might or could do if personally present, hereby ratifying and confirming all that said attorney-in-fact and agent, may lawfully do or cause to be done by virtue thereof.

         IN WITNESS WHEREOF, the undersigned has hereto signed this power of attorney this 9th day of March, 2000.

                               /s/b/ NEAL R. GROSS
                          [Signature of Director Here]


                                  Neal R. Gross
                             [Name of Director Here]

EXHIBIT 27   FINANCIAL DATA SCHEDULE


                 CENTURY BANCSHARES, Inc.
                  Financial Data Schedule

[ARTICLE]   9
[CIK]   785813
[NAME] CENTURY BANCSHARES, INC.
[MULTIPLIER] 1,000
[PERIOD-TYPE]                                 12-MOS
[FISCAL-YEAR-END]                          DEC-31-1999
[PERIOD-END]                               DEC-31-1999
[CASH]                                                9,222
[INT-BEARING-DEPOSITS]                               19,667
[FED-FUNDS-SOLD]                                     11,015
[TRADING-ASSETS]                                          0
[INVESTMENTS-HELD-FOR-SALE]                          16,495
[INVESTMENTS-CARRYING]                                5,966
[INVESTMENTS-MARKET]                                  5,838
[LOANS]                                             138,076
[ALLOWANCE]                                           1,519
[TOTAL-ASSETS]                                      204,809
[DEPOSITS]                                          153,900
[SHORT-TERM]                                         21,958
[LIABILITIES-OTHER]                                   1,982
[LONG-TERM]                                          11,301
[COMMON]                                              2,858
[PREFERRED-MANDATORY]                                     0
[PREFERRED]                                               0
[OTHER-SE]                                           12,810
[TOTAL-LIABILITIES-AND-EQUITY]                      204,809
[INTEREST-LOAN]                                      11,543
[INTEREST-INVEST]                                       766
[INTEREST-OTHER]                                        911
[INTEREST-TOTAL]                                     13,220
[INTEREST-DEPOSIT]                                    4,154
[INTEREST-EXPENSE]                                    4,996
[INTEREST-INCOME-NET]                                 8,224
[LOAN-LOSSES]                                           640
[SECURITIES-GAINS]                                        0
[EXPENSE-OTHER]                                       7,335
[INCOME-PRETAX]                                       1,918
[INCOME-PRE-EXTRAORDINARY]                            1,918
[EXTRAORDINARY]                                           0
[CHANGES]                                                 0
[NET-INCOME]                                          1,189
[EPS-BASIC]                                          0.42
[EPS-DILUTED]                                          0.42
[YIELD-ACTUAL]                                         5.15
[LOANS-NON]                                             515
[LOANS-PAST]                                              0
[LOANS-TROUBLED]                                          0
[LOANS-PROBLEM]                                           0
[ALLOWANCE-OPEN]                                      1,128
[CHARGE-OFFS]                                           270
[RECOVERIES]                                             21
[ALLOWANCE-CLOSE]                                     1,519
[ALLOWANCE-DOMESTIC]                                  1,519
[ALLOWANCE-FOREIGN]                                       0
[ALLOWANCE-UNALLOCATED]                                 992