Form 10-K/A
period 1999-12-31
CENTURY BANCSHARES INC
filed 2000-04-05
CIK 785813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                (Amendment No. 1)
                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For The Fiscal Year Ended December 31, 1999
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______

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

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive annual proxy statement to be filed within 120 days of the Registrant's fiscal year ended December 31, 1999 are incorporated by reference into Part III.
                            CENTURY BANCSHARES, INC.
                                   FORM 10-K/A
                                (Amendment No. 1)

         This Report on Form 10-K/A (Amendment No. 1) is filed by Century Bancshares, Inc. (the "Registrant") for the sole purpose of adding exhibit no. 23 to the Report on Form 10-K for the year ended December 31, 1999 previously filed by the Registrant.

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

         21*      Subsidiaries of the Registrant.

         23** Consent of Independent Auditors concerning incorporation by reference in the Registrant's Registration Statement on Form S-8 (Registration No. 333-38127).

         24* Powers of Attorney from certain of the directors of Century Bancshares, Inc. whose signatures are to be affixed to this Form 10-K for the year ended December 31, 1999.

         27*      Financial Data Schedule.
---------------
*Previously filed.
**Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CENTURY BANCSHARES, INC.
                                       (Registrant)

                                   By:     /s/ JOSEPH S. BRACEWELL
                                      ----------------------------
                                   Joseph S. Bracewell
                                   Chairman of the Board, President
                                   and Chief Executive Officer

                                   By:     /s/ CHARLES V. JOYCE III
                                      -----------------------------
                                   Charles V. Joyce III
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)
Dated:   April 4, 2000

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on the 4th day of April, 2000.

 /s/ JOSEPH S. BRACEWELL                      Chairman of the Board, President
-----------------------------------           and Chief Executive Officer
     Joseph S. Bracewell

                 *                            Director
-----------------------------------
         *George Contis

                 *                            Director
-----------------------------------
         *John R. Cope

                 *                            Director
-----------------------------------
         *Bernard J. Cravath

                 *                            Director
-----------------------------------
         *Neal R. Gross

                 *                           Director
-----------------------------------
         *William McKee

                 *                           Director
-----------------------------------
         *William C. Oldaker

*By:    /s/ JOSEPH S. BRACEWELL
-----------------------------------------
        Attorney-in-Fact

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

         21*      Subsidiaries of the Registrant.

         23** Consent of Independent Auditors concerning incorporation by reference in the Registrant's Registration Statement on Form S-8 (Registration No. 333-38127).

         24* Powers of Attorney from certain of the directors of Century Bancshares, Inc. whose signatures are to be affixed to this Form 10-K for the year ended December 31, 1999.

         27*      Financial Data Schedule.
---------------
*Previously filed.
**Filed herewith.

EXHIBIT 23


                         CONSENT OF INDEPENDENT AUDITORS


The Board of Directors
Century Bancshares, Inc.:

         We consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-38127) of Century Bancshares, Inc. of our report dated February 18, 2000 relating to the consolidated balance sheets of Century Bancshares, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999, which report appears in the December 31, 1999 annual report on Form 10-K of Century Bancshares, Inc.


/s/   KPMG LLP

McLean, VA
April 4, 2000