Form 10-Q/A
period 2000-03-31
CENTURY BANCSHARES INC
filed 2000-06-08
CIK 785813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

                            CENTURY BANCSHARES, INC.
                                   FORM 10-Q/A
                                (Amendment No. 1)


         This Form 10-Q/A (Amendment No. 1) is filed by Century Bancshares, Inc. (the "Registrant") for the sole purpose of adding a line item that was inadvertently omitted from the "Cash flows from financing activities" section listed under the "Consolidated Statements of Cash Flows (Unaudited)" contained in Item I to the Report on Form 10-Q for the quarterly period ended March 31, 2000 previously filed by the Registrant.

                         PART I - FINANCIAL INFORMATION

                            CENTURY BANCSHARES, INC.
                                   FORM 10-Q/A
                                (Amendment No. 1)

ITEM 1.     CONDENSED FINANCIAL INFORMATION

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



                            CENTURY BANCSHARES, INC.
                                   FORM 10-Q/A
                                (Amendment No. 1)

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




                            CENTURY BANCSHARES, INC.
                                   FORM 10-Q/A
                                (Amendment No.1)

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity (Unaudited)
Three Months Ended March 31, 2000 and 1999
                                                                                                       Other
                                     Common        Additional                       Treasury       Comprehensive        Total
                                      Stock          Paid in        Retained         Stock,       Income (Loss),    Stockholders'
                                    $1.00 par        Capital        Earnings        at cost      net of tax effect      Equity

Balance, December 31, 1998          $ 2,574,219    $ 12,343,631     $  392,384    $    -         $         6,440     $ 15,316,674
Comprehensive income:
Net income                                                             211,347                                            211,347
Unrealized loss on
  investment securities,
  net of tax effect                                                                                       (10,264)        (10,264)
Comprehensive income                                                                                                      201,083
Exercise of common stock
  options - 9,243 shares                  9,243          23,842                                                            33,085
Balance, March 31, 1999             $ 2,583,462    $ 12,367,473     $  603,731    $    -           $       (3,824)   $ 15,550,842



                                                                                                     Other
                                     Common        Additional                      Treasury      Comprehensive         Total
                                      Stock          Paid in        Retained        Stock,      Income (Loss),     Stockholders'
                                    $1.00 par        Capital        Earnings       at cost     net of tax effect       Equity

Balance, December 31, 1999          $ 2,858,402    $ 13,700,452     $        -    $ (789,863)       $  (100,884)     $ 15,668,107
Comprehensive income:
Net income                                                             407,544                                            407,544
Unrealized loss on
  investment securities,
  net of tax effect                                                                                     (62,926)          (62,926)
Comprehensive income                                                                                                      344,618
Exercise of common stock
  options - 783 shares                      783           1,125                                                             1,908
Balance, March 31, 2000             $ 2,859,185    $ 13,701,577      $ 407,544    $ (789,863)       $  (163,810)     $ 16,014,633




See accompanying notes to consolidated financial statements.



                            CENTURY BANCSHARES, INC.
                                   FORM 10-Q/A
                                (Amendment No. 1)

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended March 31,  2000 and 1999
                                                                      2000                 1999
Cash flows from operating activities:
Net income                                                           $    407,544         $    211,347
Adjustments to reconcile net income to net cash
    provided by operating activities:
Depreciation and amortization of premises and equipment                   111,471              117,415
Amortization of deposit premiums                                           57,602               47,384
Provision for credit losses                                               180,000              180,000
(Increase) decrease in accrued interest receivable                        (77,950)             (57,073)
(Increase) decrease in other assets                                        (8,111)             (57,848)
Increase (decrease) in other liabilities                                  (27,852)              65,170
Total adjustments                                                         235,160              295,048
Net cash provided by operating activities                                 642,704              506,395

Cash flows from investing activities:
Net decrease (increase) in loans                                       (3,861,926)         (10,732,089)
Net decrease (increase) in interest bearing deposits
    in other banks                                                      1,980,958            1,045,166
Purchases of securities available-for-sale                             (4,594,721)          (3,170,000)
Purchases of securities held-to-maturity                               (2,000,000)                   -
Repayments and maturities of securities available-for-sale              2,593,839              410,391
Repayments and maturities of securities held-to-maturity                   44,946              227,405
Net purchase of leasehold improvements, furniture
    and equipment                                                         (34,294)             (17,645)
Net cash provided by (used in) investing activities                    (5,871,198)         (12,236,772)

Cash flows from financing activities:
Net increase (decrease) in demand, savings, NOW and
    money market deposit accounts                                      14,334,232            4,940,095
Net increase (decrease) in certificates of deposit                      2,595,608            7,508,410
Net increase in customer repurchase accounts                            1,321,305              108,917
Net increase (decrease) in other borrowings                           (15,337,939)            (249,817)
Net proceeds from issuance of long-term debt                            5,000,000                    -
Proceeds from issuance of preferred securities of
    subsidiary trust                                                    8,800,000                    -
Repayment of long-term debt                                              (466,958)            (201,784)
Net proceeds from issuance of common stock                                  1,908               33,085
Net cash provided by (used in) financing activities                    16,248,156           12,138,906

Net increase (decrease) in cash and cash equivalents                   11,019,662              408,529
Cash and cash equivalents, beginning of period                         20,237,005           13,235,733
Cash and cash equivalents, end of period                             $ 31,256,667         $ 13,644,262

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowings                             $  1,434,040         $  1,055,008
Income taxes paid                                                         139,750               75,000

See accompanying notes to consolidated financial statements.



                            CENTURY BANCSHARES, INC.
                                   FORM 10-Q/A
                                (Amendment No. 1)

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

                            CENTURY BANCSHARES, INC.
                                   FORM 10-Q/A
                                (Amendment No. 1)

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



                            CENTURY BANCSHARES, INC.
                                   FORM 10-Q/A
                                (Amendment No. 1)

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

                            CENTURY BANCSHARES, INC.
                                   FORM 10-Q/A
                                (Amendment No. 1)

                        For Quarter Ended March 31, 2000







                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                            CENTURY BANCSHARES, INC.



Date:   June 8, 2000       By:     /s/b/   JOSEPH S. BRACEWELL
        ------------               ---------------------------
                                   Joseph S. Bracewell
                                   Chairman of the Board, President and
                                   Chief Executive Officer



Date:   June 8, 2000       By:     /s/b/   CHARLES V. JOYCE III
        ------------               ----------------------------
                                   Charles V. Joyce III
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)