Form 10-Q
period 2000-06-30
CENTURY BANCSHARES INC
filed 2000-08-14
CIK 785813

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

At August 1, 2000, there were 2,732,188 shares of the registrant's Common Stock, par value $1.00 per share, outstanding.

                            CENTURY BANCSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                      For The Quarter Ended June 30, 2000

                               TABLE OF CONTENTS


                                                                           Page


                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements                                                1

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 9

Item 3.   Quantitative and Qualitative Disclosures About Market Risks        22


                         PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                  23

Item 2.   Changes in Securities and Use of Proceeds                          23

Item 3.   Defaults Upon Senior Securities                                    23

Item 4.   Submission of Matters to a Vote of Security Holders                23

Item 5.   Other Information                                                  23

Item 6.   Exhibits and Reports on Form 8-K                                   23

          Signatures                                                         24

          Exhibit Index                                                      25

PART I - FINANCIAL INFORMATION
Item 1.     Condensed Financial Information

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
June 30, 2000, and December 31, 1999
                                                                            June 30,
                                                                              2000                    December 31,
                                                                          (Unaudited)                     1999
Assets:
Cash and due from banks                                                     $  8,104,150                $  9,222,005
Federal funds sold                                                            10,205,537                  11,015,000
Interest bearing deposits in other banks                                       5,250,650                  19,667,075
Investment securities available-for-sale, at fair value                       24,919,726                  16,495,049
Investment securities held-to-maturity, at amortized cost,
    fair value of $20,463,896 and $5,837,867 at June 30,
    2000 and December 31, 1999, respectively                                  20,461,073                   5,966,403
Loans, net of unearned income                                                153,947,331                 138,076,486
Less:  allowance for credit losses                                            (1,743,332)                 (1,518,911)
Loans, net                                                                   152,203,999                 136,557,575
Leasehold improvements, furniture, and equipment, net                          1,336,500                   1,372,267
Accrued interest receivable                                                    1,382,348                   1,034,270
Loans held for sale                                                              649,600                     439,600
Deposit premium, net                                                           1,560,608                   1,675,813
Net deferred taxes                                                               772,707                     767,893
Other assets                                                                     873,497                     595,948
    Total Assets                                                            $227,720,395                $204,808,898

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
    Noninterest-bearing                                                     $ 38,978,437                $ 36,571,508
    Interest-bearing                                                         128,775,932                 117,328,222
Total deposits                                                               167,754,369                 153,899,730
Federal funds purchased and securities sold under
     agreements to repurchase                                                 11,277,842                   6,358,654
Long term debt:
     Federal Home Loan Bank Advances                                          20,845,361                  11,301,355
     Preferred securities of subsidiary trust                                  8,800,000                           -
Other borrowings                                                                 586,643                  15,598,868
Other liabilities                                                              1,933,022                   1,982,184
    Total Liabilities                                                        211,197,237                 189,140,791

Stockholders' Equity:
Common stock, $1 par value; 10,000,000 shares authorized;
    2,875,188 and 2,858,402 shares issued at
    June 30, 2000 and December 31, 1999, respectively                          2,875,188                   2,858,402
Additional paid in capital                                                    13,756,298                  13,700,452
Retained earnings                                                                821,361                           -
Treasury stock, at cost, 141,500 and 136,500 shares at
     June 30, 2000 and December 31, 1999, respectively                          (819,863)                   (789,863)
Other comprehensive income (loss), net of tax effect                            (109,826)                   (100,884)
    Total Stockholders' Equity                                                16,523,158                  15,668,107
Commitments and contingencies
    Total Liabilities and Stockholders' Equity                              $227,720,395                $204,808,898

See accompanying condensed notes to consolidated financial statements(unaudited).


                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Operations (Unaudited)
Three and Six Months Ended June 30, 2000 and 1999

                                                               Three Months Ended                   Six Months Ended
                                                                    June 30,                            June 30,
                                                              2000            1999              2000                1999
Interest income:
    Interest and fees on loans                               $3,411,168      $2,860,807         $6,615,784          $5,510,757
    Interest on federal funds sold                              241,609          69,119            373,900             116,589
    Interest on deposits in other banks                         194,357         147,562            302,505             271,490
    Interest on securities available-for-sale                   325,363         125,324            531,407             225,433
    Interest on securities held-to-maturity                     199,538          34,079            326,748              71,662
Total interest income                                         4,372,035       3,236,891          8,150,344           6,195,931

Interest expense:
    Interest on deposits:
         Savings accounts                                       181,911         212,006            388,883             427,127
         NOW accounts                                            46,363          54,835            101,248             115,222
         Money market accounts                                  279,795         163,881            448,410             328,021
         Certificates under $100,000                            334,745         376,962            694,367             663,330
         Certificates $100,000 and over                         394,658         252,908            729,720             461,896
    Total interest on deposits                                1,237,472       1,060,592          2,362,628           1,995,596
    Interest on borrowings                                      627,783         186,676            931,872             315,339
Total interest expense                                        1,865,255       1,247,268          3,294,500           2,310,935

Net interest income                                           2,506,780       1,989,623          4,855,844           3,884,996
Provision for credit losses                                     200,000         145,000            380,000             325,000
Net interest income after provision for credit losses         2,306,780       1,844,623          4,475,844           3,559,996

Noninterest income:
    Service charges on deposit accounts                         238,666         175,049            442,656             328,624
    Other operating income                                      278,825         270,977            604,708             507,383
Total noninterest income                                        517,491         446,026          1,047,364             836,007

Noninterest expense:
Salaries and employee benefits                                  784,986         719,486          1,597,577           1,384,446
Occupancy and equipment expense                                 241,767         214,177            475,218             420,552
Professional fees                                               318,942         183,966            497,165             348,198
Depreciation and amortization                                   115,060         110,031            226,531             227,446
Amortization of deposit premiums                                 57,602          47,384            115,204              94,768
Data processing                                                 307,410         284,317            692,861             545,486
Communications                                                  104,759          90,936            193,874             169,928
Federal deposit insurance premiums                                7,677           4,305             14,692               8,656
Other operating expenses                                        213,491         163,392            367,966             382,204
Total noninterest expense                                     2,151,694       1,817,994          4,181,088           3,581,684

Income before income tax expense                                672,577         472,655          1,342,120             814,319
Income tax expense                                              257,799         179,560            519,798             309,877
Net income                                                   $  414,778      $  293,095         $  822,322           $ 504,442

Basic income per common share                                $     0.15      $     0.10         $     0.30         $      0.18
Diluted income per common share                                    0.15            0.10               0.30                0.18
Weighted average common shares outstanding                    2,727,323       2,850,542          2,754,782           2,847,408
Diluted weighted average common shares outstanding            2,743,539       2,879,305          2,770,998           2,875,342

See accompanying condensed notes to consolidated financial statements(unaudited).


                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity (Unaudited)
Six Months Ended June 30, 2000 and 1999
                                                                                                       Other
                                     Common        Additional                       Treasury       Comprehensive        Total
                                      Stock          Paid in        Retained         Stock,       Income (Loss),    Stockholders'
                                    $1.00 par        Capital        Earnings        at cost      net of tax effect      Equity

Balance, December 31, 1998          $ 2,574,219    $ 12,343,631     $  392,384   $         -         $      6,440    $ 15,316,674
Comprehensive income:
Net income                                                             504,442                                            504,442
Unrealized loss on
  Investment securities,
  Net of tax effect                                                                                       (60,393)        (60,393)
Comprehensive income                                                                                      (53,953)     15,760,723
Stock dividend 129,173 shares           129,173         645,865       (775,800)                                              (762)
Purchase of treasury stock, at
   cost, 5,000 shares                                                                  (30,303)                           (30,303)
Exercise of common stock
  Options - 17,564 shares                17,564          41,217                                                            58,781
Balance, June 30, 1999              $ 2,720,956    $ 13,030,713     $  121,026   $     (30,303)      $    (53,953)   $ 15,788,439


                                                                                                       Other
                                     Common        Additional                       Treasury       Comprehensive        Total
                                      Stock          Paid in        Retained         Stock,       Income (Loss),    Stockholders'
                                    $1.00 par        Capital        Earnings        at cost      net of tax effect      Equity

Balance, December 31, 1999          $ 2,858,402    $ 13,700,452     $        -   $    (789,863)      $   (100,884)   $ 15,668,107
Comprehensive income:
Net income                                                             822,322                                            822,322
Unrealized loss on
  Investment securities,
  net of tax effect                                                                                        (8,942)         (8,942)
Comprehensive income                                                                                     (109,826)     16,481,487
Purchase of treasury stock, at
   cost, 5,000 shares                                                                  (30,000)                           (30,000)
Exercise of common stock
  options - 16,786 shares                16,786          55,846           (961)                                            71,671
Balance, June 30, 2000              $ 2,875,188    $ 13,756,298     $  821,361   $    (819,863)      $   (109,826)   $ 16,523,158


See accompanying condensed notes to consolidated financial statements (unaudited).


                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q


CENTURY BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 30, 2000 and 1999

                                                                      2000                 1999
Cash flows from operating activities:
Net income                                                            $   822,322          $   504,442
Adjustments to reconcile net income to net cash
    provided by operating activities:
Depreciation and amortization of premises and equipment                   226,531              227,446
Amortization of deposit premiums                                          115,204               94,768
Provision for credit losses                                               380,000              325,000
Increase in accrued interest receivable                                  (348,078)            (197,482)
(Increase) decrease in other assets                                       (13,548)               4,636
Decrease in other liabilities                                             (49,162)             (39,976)
Total adjustments                                                         310,947              414,392
Net cash provided by operating activities                               1,133,269              918,834

Cash flows from investing activities:
Net increase in loans                                                 (16,026,424)         (14,965,908)
Net increase in loans held for sale                                      (210,000)            (180,000)
Net decrease (increase) in interest bearing deposits
    in other banks                                                     14,416,425           (8,532,164)
Purchases of securities available-for-sale                            (10,858,995)          (3,170,000)
Purchases of securities held-to-maturity                              (14,578,971)                   -
Repayments and maturities of securities available-for-sale              2,420,562              841,320
Repayments and maturities of securities held-to-maturity                   84,301              386,755
Net purchase of leasehold improvements, furniture
    and equipment                                                        (190,764)             (67,239)
Net cash used in investing activities                                 (24,943,866)         (25,687,236)

Cash flows from financing activities:
Net increase in demand, savings, NOW and
    money market deposit accounts                                      10,421,852            5,091,227
Net increase in certificates of deposit                                 3,432,787           14,497,193
Net increase in customer repurchase accounts                            4,919,188            1,528,757
Net decrease in other borrowings                                      (15,012,225)              (5,829)
Net proceeds from issuance of long-term debt                           10,000,000            6,000,000
Net proceeds from issuance of preferred securities of
     subsidiary trust                                                   8,536,000                    -
Repayment of long-term debt                                              (455,994)            (454,759)
Purchase of treasury stock                                                (30,000)             (30,303)
Net proceeds from issuance of common stock                                 71,671               58,019
Other                                                                           -              (93,381)
Net cash provided by financing activities                              21,883,279           26,590,924

Net increase (decrease) in cash and cash equivalents                   (1,927,318)           1,822,522
Cash and cash equivalents, beginning of period                         20,237,005           13,235,733
Cash and cash equivalents, end of period                              $18,309,687          $15,058,255

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowings                               $3,040,224           $2,198,477
Income taxes paid                                                         780,066              375,000



See accompanying condensed notes to consolidated financial statements (unaudited).


                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1)      Basis of Presentation

         In the opinion of management the unaudited consolidated financial statements as of June 30, 2000, and for the three and six months ended June 30, 2000 and 1999 contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of such dates and for such periods. The unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto appearing in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2000 or any future periods. Certain prior period balances have been reclassified to conform with the current period.

(2)      Investment Securities

         Investment   securities   available-for-sale,   and  their  contractual
maturities, at June 30, 2000 and December 31, 1999 are summarized as follows:


                                                     Amortized      Gross unrealized    Gross unrealized
                 June 30, 2000                          Cost              Gains              Losses           Fair value
Obligations of U.S. government agencies:
         Within one year                             $     996,561            $     -         $     6,240      $     990,321
         After one, but within five years               14,561,315             43,906             219,441         14,385,780
         After five, but within ten years                6,439,094             46,136                   -          6,485,230
         After ten years                                   394,926                 81              15,136            379,871
Total obligations of U.S. government agencies           22,391,896             90,123             240,817         22,241,202
Collateralized mortgage obligations:
         After five, but within ten years                  265,955                  -               7,068            258,887
         After ten years                                   170,426                  -              11,201            159,225
Total collateralized mortgage obligations                  436,381                  -              18,269            418,112
Federal Reserve Bank stock                                 311,350                  -                   -            311,350
Federal Home Loan Bank stock                             1,044,900                  -                   -          1,044,900
Atlantic Central Bankers Bank stock                         30,000                  -                   -             30,000
Other                                                      874,162                  -                   -            874,162
Total investment securities available-for-sale       $  25,088,689            $90,123         $   259,086      $  24,919,726


                                                     Amortized      Gross unrealized    Gross unrealized
               December 31, 1999                        Cost              Gains              Losses           Fair value
Obligations of U.S. government agencies:
         Within one year                             $   1,999,974            $     -         $       612      $   1,999,362
         After one, but within five years               11,241,574                  -             129,979         11,111,595
         After ten years                                   427,851                301              12,946            415,206
Total obligations of U.S. government agencies           13,669,399                301             143,537         13,526,163
Collateralized mortgage obligations:
         After five, but within ten years                  294,482                  -               6,068            288,414
         After ten years                                   183,162                  -               5,902            177,260
Total collateralized mortgage obligations                  477,644                  -              11,970            465,674
Federal Reserve Bank stock                                 311,350                  -                   -            311,350
Federal Home Loan Bank stock                             1,317,700                  -                   -          1,317,700
Other                                                      874,162                  -                   -            874,162
Total investment securities available-for-sale       $  16,650,255            $   301         $   155,507      $  16,495,049


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

         As a member of the Federal Reserve and Federal Home Loan Bank systems, Century National Bank is required to hold shares of stock in the Federal Reserve Bank of Richmond and the Federal Home Loan Bank of Atlanta. In March 2000,
Century National Bank became a member of the Atlantic Central Bankers Bank and purchased $30,000 of its stock. Those shares, which have no stated maturity, are carried at cost since no active trading market exists.

         Investment securities totaling $30,245,127 and $7,216,768 at June 30, 2000 and 1999, respectively, were pledged to secure FHLBA borrowings, public deposits, customer repurchase accounts, and other borrowings. No investment securities were sold during 2000 or 1999.

         Investment  securities  held-to-maturity  at June 30, 2000 and December
31,1999 are summarized as follows:


                                                          Amortized      Gross unrealized    Gross unrealized
                    June 30, 2000                            Cost              Gains              Losses           Fair value

Obligations of U.S. government agencies:
         After one, but within five years                   $ 5,999,232          $       -            $117,782        $ 5,881,450
         After ten years                                        988,199                 70              49,360            938,909
Total obligations of U.S. government agencies                 6,987,431                 70             167,142          6,820,359
Obligations of states and political subdivisions:
         After one, but within five years                       455,354                  -                 143            455,211
         After ten years                                      8,704,809                 31              46,753          8,658,087
Total obligations of states and political                     9,160,163                 31              46,896          9,113,298
Corporate bonds                                               4,313,479            216,760                   -          4,530,239
Total investment securities held-to-maturity                $20,461,073          $ 216,861            $214,038        $20,463,896


                                                          Amortized      Gross unrealized    Gross unrealized
                  December 31, 1999                          Cost              Gains              Losses           Fair value
Obligations of U.S. government agencies:
         Within one year                                    $ 3,999,138          $       -            $ 37,572         $3,961,566
         After ten years                                      1,967,265                260              91,224          1,876,301
Total investment securities held-to-maturity                $ 5,966,403          $     260            $128,796         $5,837,867



                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(3)      Income per Common Share

         Basic income per common share is calculated by dividing net income by the weighted-average common shares outstanding. Diluted income per common share is calculated by dividing net income by the sum of weighted-average common shares and potential dilutive common shares. On February 18, 2000, the Company declared a 5 percent stock dividend payable on April 17, 2000, to common stock shareholders of record as of March 15, 2000, resulting in the issuance of 136,152 shares and a corresponding increase in the number of shares of common stock issuable upon the exercise of stock options outstanding. The effect of the April 17, 2000, stock dividend was recognized retroactively in the stockholders' equity accounts in the consolidated statements of financial condition as of December 31, 1999, and in all share and per share data. On April 14, 1999, the Company declared a 5 percent stock dividend payable on May 28, 1999, to common stock shareholders of record as of April 28, 1999, resulting in the issuance of 129,173 shares and a corresponding increase in stock options outstanding. Weighted-average shares outstanding and income per common share have been restated for the effect of the stock dividends.

         In accordance with SFAS No. 128, the calculation of basic income per common share and diluted income per common share is detailed below:

                                                              Three Months Ended                   Six Months Ended
                                                                  June 30,                            June 30,
                                                             2000             1999              2000             1999
Basic Income Per Common Share:
Net income                                                    $ 414,778     $ 293,095           $ 822,322       $ 504,442

Weighted average common shares outstanding                    2,727,323     2,850,542           2,754,782       2,847,408
Basic income per common share                                     $0.15         $0.10               $0.30           $0.18

Diluted Income Per Common Share:
Net income                                                    $ 414,778     $ 293,095           $ 822,322       $ 504,442

Weighted average common shares outstanding                    2,727,323     2,850,542           2,754,782       2,847,408
Dilutive effect of stock options                                 16,216        28,763              16,216          27,934
Diluted weighted average
  common shares outstanding                                   2,743,539     2,879,305           2,770,998       2,875,342
Diluted income per common share                                   $0.15         $0.10               $0.30           $0.18




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

International Square Branch (Main office of bank)
  - 1875 Eye Street, NW, Washington, DC  20006
Pennsylvania Avenue Branch (Executive offices of Company)
   -1275 Pennsylvania Avenue, NW, Washington, DC  20004
McLean Branch- 6832 Old Dominion Drive, McLean, Virginia  22101
Tysons Corner Branch- 8251 Greensboro Drive, McLean, Virginia 22102 Bethesda Branch- 7625 Wisconsin Avenue, Bethesda, Maryland 20814
Dumfries Branch- 18116 Triangle Shopping Plaza, Dumfries, Virginia 22026 Rockville (Loan production office)- 1680 E. Gude Drive, Rockville, MD 20851

         The  Company's   principal   executive  offices  are  located  at  1275
Pennsylvania Avenue, NW, Washington, DC 20004, and its phone number at that address is (202) 496-4100.

         The Company derives substantially all of its revenue and income from the operation of the Bank, which provides a full range of commercial and consumer banking services to small and middle market businesses and individuals in the Washington, DC metropolitan area. As of June 30, 2000, the Company had total assets of $227.7 million, total deposits of $167.8 million, and stockholders' equity of $16.5 million. At June 30, 2000, there were approximately 1,000 shareholders of the Company's common stock, par value $1.00 per share ("Common Stock").

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

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Net Income

         For the three months ended June 30, 2000, the Company's net income was $415 thousand, or $0.15 per diluted share, compared with $293 thousand for the three months ended June 30, 1999, or $0.10 per diluted share. The 42 percent increase in net income was primarily attributable to a $517 thousand increase in net interest income resulting from a 31 percent increase in average earning assets, and a $71 thousand increase in noninterest income, which were partially offset by a $334 thousand increase in noninterest expense and a $55 thousand increase in provision for credit losses. Service charges on deposit accounts increased 36 percent to $239 thousand. Increases in noninterest expenses included a 73 percent increase in professional fees, a 9 percent increase in salaries and benefits, and a 31 percent increase in other expenses. Return on average assets was 0.76 percent in the second quarter of 2000 compared with 0.70 percent for the same period in 1999. Return on average stockholders' equity was
10.25 percent for the three months ended June 30, 2000, compared with 7.50 percent for the same period in 1999. The ratio of stockholders' equity to total assets was 7.26 percent at June 30, 2000 compared with 8.85 percent at June 30, 1999.

         For the six months ended June 30, 2000, the Company's net income was $822 thousand, or $0.30 per diluted share, compared with $504 thousand for the six months ended June 30, 1999, or $0.18 per diluted share. The 63 percent increase in net income was primarily attributable to a $971 thousand increase in net interest income resulting from a 28 percent increase in average earning assets, and a $211 thousand increase in noninterest income, which were partially offset by a $599 thousand increase in noninterest expense and a $55 thousand increase in provision for credit losses. Service charges on deposit accounts increased 35 percent to $443 thousand. Increases in noninterest expenses included a 43 percent increase in professional fees, a 15 percent increase in salaries and benefits, and a 27 percent increase in data processing costs. Return on average assets was 0.80 percent for the six months ended June 30, 2000 compared with 0.63 percent for the same period in 1999. Return on average stockholders' equity was 10.21 percent for the six months ended June 30, 2000, compared with 6.54 percent for the same period in 1999. The ratio of stockholders' equity to total assets was 7.26 percent at June 30, 2000 compared with 8.85 percent at June 30, 1999.

Net Interest Income

         For the quarter ended June 30, 2000, net interest income was $2.507 million compared with $1.990 million for the quarter ended June 30, 1999, an increase of $517 thousand, or 26 percent. The increase in net interest income between the periods was primarily the result of a 31 percent increase in average earning assets partially offset by an 18 basis point reduction in the net interest margin to 4.84 percent for the second quarter of 2000 from 5.02 percent for the same period in 1999. While the yield on average earning assets increased 28 basis points, the average rate paid on interest-bearing liabilities increased 47 basis points. Although average earning assets increased significantly, the increase was more heavily concentrated in lower yielding investment securities and federal funds sold. The average cost of funds increased, reflective of a customer preference for higher-rate money market accounts and time deposits, an increase in wholesale funding and the impact of the trust preferred issuance in late March 2000.

         For the six months ended June 30, 2000, net interest income was $4.856 million compared with $3.885 million for the same period last year, an increase of $971 thousand, or 25 percent. The increase in net interest income between the periods was primarily the result of a 28 percent increase in average earning assets partially offset by a 15 basis point reduction in the net interest margin to 5.04 percent for the six month ended June 30, 2000 from 5.19 percent for the same period in 1999. While the yield on average earning assets increased 18 basis points, the average rate paid on interest-bearing liabilities increased 35 basis points. Average earning assets increased significantly, but the increase was about equally distributed between higher yielding loans and lower yielding investment securities and federal funds sold. The average cost of funds however, reflected a steeper increase reflective of a customer preference for higher-rate money market accounts and time deposits, an increase in wholesale funding and the impact of the trust preferred issuance in late March 2000.

         The following tables set forth the average yields and rates for interest earned and paid for significant categories of interest earning assets and interest bearing liabilities for the three and six month periods ended June 30, 2000 and 1999.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Net Interest Income, continued

                                     AVERAGE BALANCES AND INTEREST YIELDS/RATES
                                               (Dollars in Thousands)

                                                        Three Months Ended June 30,
                                               2000                                   1999

                                              Interest    Average                    Interest      Average
                                  Average     Income/      Yield/      Average       Income/       Yield/
                                  Balance     Expense       Rate       Balance       Expense        Rate

Interest-Earning Assets
  Loans, net (1)                   $147,802      $3,411       9.28%      $129,537        $2,861        8.86%
  Investment securities (2)(3)       32,109         525       6.58         11,410           159        5.59
  Federal funds sold                 15,474         242       6.29          5,762            69        4.80
  Interest bearing deposits
    with other banks                 12,797         194       6.10         12,236           148        4.85
Total interest-earning assets       208,182       4,372       8.45%       158,945         3,237        8.17%

  Cash and due from banks             8,169                                 6,461
  Other assets                        4,265                                 3,412
Total Assets                       $220,616                              $168,818

Interest-Bearing Liabilities
  Interest-Bearing Deposits:
    NOW accounts                   $ 22,839        $ 46       0.81%      $ 19,357          $ 55        1.14%
    Savings accounts                 18,141         182       4.04         20,188           212        4.21
    Money market accounts            32,042         280       3.51         21,081           164        3.12
    Time deposits                    56,900         729       5.15         49,137           630        5.14
  Borrowings and
    notes payable                    35,382         628       7.14         13,059           186        5.71
Total interest-bearing
    Liabilities                     165,304       1,865       4.54%       122,822         1,247        4.07%

  Non-interest bearing               36,805                                28,739
  Other liabilities                   2,237                                 1,573
Total liabilities                   204,346                               153,134

Stockholders' equity                 16,270                                15,684
Total liabilities and
    stockholders' equity           $220,616                              $168,818

Net interest income and spread                   $2,507       3.91%                      $1,990        4.10%

Net interest margin (3)                                       4.84%                                    5.02%


(1) Non-accrual loan balances are included in the calculation of Average Balances - Loans, Net. Interest income on non-accrual loan balances is included in interest income to the extent that it has been collected.
(2) Average balance and average rate for investment securities are computed based on book value of securities held-to-maturity and amortized cost basis of securities available-for-sale.
(3) Including fully taxable equivalent adjustments in 2000, the average rates for investment securities, total interest-earning assets and net interest margin were 6.75%, 8.47% and 4.87%, respectively.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Net Interest Income, continued

                                     AVERAGE BALANCES AND INTEREST YIELDS/RATES
                                               (Dollars in Thousands)

                                                         Six Months Ended June 30,
                                               2000                                   1999

                                              Interest    Average                    Interest      Average
                                  Average     Income/      Yield/      Average       Income/       Yield/
                                  Balance     Expense       Rate       Balance       Expense        Rate

Interest-Earning Assets
  Loans, net (1)                   $143,968      $6,616       9.24%      $124,227        $5,511        8.95%
  Investment securities (2)(3)       27,122         858       6.36         10,721           297        5.59
  Federal funds sold                 12,373         374       6.08          4,792           117        4.92
  Interest bearing deposits
    with other banks                 10,305         302       5.89         11,099           271        4.92
Total interest-earning assets       193,768       8,150       8.46%       150,839         6,196        8.28%

  Cash and due from banks             7,930                                 6,650
  Other assets                        4,166                                 3,589
Total Assets                       $205,864                              $161,078

Interest-Bearing Liabilities
  Interest-Bearing Deposits:
    NOW accounts                   $ 22,271     $   101       0.91%      $ 19,287       $   115        1.20%
    Savings accounts                 19,195         389       4.08         20,433           427        4.21
    Money market accounts            26,261         448       3.43         21,136           328        3.13
    Time deposits                    55,385       1,424       5.17         43,800         1,126        5.18
  Borrowings and
    Notes payable                    27,684         932       6.77         10,774           315        5.90
Total interest-bearing
    Liabilities                     150,796       3,294       4.39%       115,430         2,311        4.04%

  Non-interest bearing               36,111                                28,436
  Other liabilities                   2,760                                 1,658
Total liabilities                   189,667                               145,524

Stockholders' equity                 16,197                                15,554
Total liabilities and
    stockholders' equity           $205,864                              $161,078

Net interest income and spread                   $4,856       4.07%                      $3,885        4.25%

Net interest margin (3)                                       5.04%                                    5.19%


(1) Non-accrual loan balances are included in the calculation of Average Balances - Loans, Net. Interest income on non-accrual loan balances is included in interest income to the extent that it has been collected.
(2) Average balance and average rate for investment securities are computed based on book value of securities held-to-maturity and amortized cost basis of securities available-for-sale.
(3) Including fully taxable equivalent adjustments in 2000, the average rates on investment securities, total interest-earning assets and net interest margin were 6.47%, 8.47% and 5.05%, respectively.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Noninterest Income

         Noninterest income was $517 thousand in the second quarter of 2000, a $71 thousand, or 16 percent increase when compared with the same quarter of 1999, which was $446 thousand (see table below). The increase between the periods was primarily due to increases in deposit service charges due to higher volumes coupled with revisions in service charge pricing policy implemented early in the second quarter of 2000. Increased volumes also resulted in a $19 thousand, or 10 percent, increase in credit card and merchant fees in the second quarter of 2000 compared with the same period last year. Mortgage loan origination fees declined between the periods as the rising rate environment resulted in reduced originations.

                                                 NONINTEREST INCOME
                                               (Dollars in Thousands)

                                                         Three Months Ended June 30,
                                             2000           1999          $ Change        % Change

Service charges on deposit accounts        $   238,666      $ 175,049      $  63,617           36.3 %
Credit card and merchant fees                  204,607        184,981         19,626           10.6
Mortgage loan origination fees                  23,774         42,855        (19,081)         (44.5)
Commission and other fee income                 48,789         38,102         10,687           28.0
Other income                                     1,655          5,039         (3,384)         (67.2)
Total noninterest income                   $   517,491      $ 446,026      $  71,465           16.0 %


         Noninterest income was $1.1 million in the first six months of 2000, a $211 thousand increase when compared with the same period of 1999, which was $836 thousand (see table below). The increase between the periods was primarily due to increases in deposit service charges, credit card and merchant fees, and ATM fees (included in commission and other fee income) caused by increased volumes. The growth in service charges on deposit accounts was also influenced by service charge fee increases implemented in April 2000.

                                                 NONINTEREST INCOME
                                               (Dollars in Thousands)

                                                          Six Months Ended June 30,
                                             2000           1999          $ Change        % Change

Service charges on deposit accounts        $   442,656      $ 328,624      $ 114,032           34.7 %
Credit card and merchant fees                  461,581        374,616         86,965           23.2
Mortgage loan origination fees                  33,757         42,855         (9,098)         (21.2)
Commission and other fee income                 96,747         71,086         25,661           36.1
Other income                                    12,623         18,826         (6,203)         (32.9)
Total noninterest income                   $ 1,047,364      $ 836,007      $ 211,357           25.3 %


Noninterest Expense

Noninterest expense was $2.2 million in the second quarter of 2000, an increase of $334 thousand, or 18 percent, when compared with the same period in 1999 when total noninterest expense was $1.8 million. The increase in noninterest expense included a $135 thousand, or 73 percent, increase in professional fees principally due to legal fees incurred associated with the trust preferred issuance and higher consulting fees related to information systems technology. An increase in the scope of the Company's operations coinciding with the acquisition of a branch office in October 1999, and the establishment of a loan production office in February 2000 was accompanied by increases in several noninterest expense categories including, salaries and benefits which increased $66 thousand, or 9 percent, occupancy and equipment which increased by $28 thousand, or 13 percent, communications which increased by $14 thousand, or 15 percent and other expenses which increased $50 thousand, or 31 percent.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

         The following table sets forth the various categories of, and changes in, noninterest expense for the three months ended June 30, 2000 and 1999:

                                                 NONINTEREST EXPENSE
                                               (Dollars in Thousands)

                                                         Three Months Ended June 30,
                                             2000           1999          $ Change        % Change
Salaries and employee benefits              $  784,986     $  719,486        $ 65,500           9.1 %
Occupancy and equipment expense                241,767        214,177          27,590          12.9
Professional fees                              318,942        183,966         134,976          73.4
Data processing                                307,410        284,317          23,093           8.1
Depreciation and amortization                  115,060        110,031           5,029           4.6
Amortization of deposit premiums                57,602         47,384          10,218          21.6
Communications                                 104,759         90,936          13,823          15.2
Federal deposit insurance premiums               7,677          4,305           3,372          78.3
Other expenses                                 213,491        163,392          50,099          30.7
Total noninterest expense                   $2,151,694     $1,817,994        $333,700          18.4 %


         Noninterest expense was $4.2 million in the first six months of 2000, an increase of $599 thousand, or 17 percent, when compared with the first six months of 1999 when total noninterest expense was $3.6 million. The increase in noninterest expense included a $149 thousand, or 43 percent, increase in professional fees principally due to legal fees incurred associated with the trust preferred issuance and higher consulting fees related to information systems technology. An increase in the scope of the Company's operations was accompanied by increases in several noninterest expense categories, including salaries and benefits which increased by $213 thousand, or 15.4 percent, occupancy and equipment which increased by $55 thousand, or 13 percent, and communications which increased by $24 thousand, or 15 percent. The decrease in other expenses by $14 thousand is due primarily to the refund of 1998 and 1999 Delaware franchise taxes.

         The following table sets forth the various categories of, and changes in, noninterest expense for the six months ended June 30, 2000 and 1999:

                                                 NONINTEREST EXPENSE
                                               (Dollars in Thousands)

                                                          Six Months Ended June 30,
                                             2000           1999          $ Change        % Change

Salaries and employee benefits              $1,597,577     $1,384,446        $213,131          15.4 %
Occupancy and equipment expense                475,218        420,552          54,666          13.0
Professional fees                              497,165        348,198         148,967          42.8
Data processing                                692,861        545,486         147,375          27.0
Depreciation and amortization                  226,531        227,446           (915)          (0.4)
Amortization of deposit premiums               115,204         94,768          20,436          21.6
Communications                                 193,874        169,928          23,946          14.1
Federal deposit insurance premiums              14,692          8,656           6,036          69.7
Other expenses                                 367,966        382,204        (14,238)          (3.7)
Total noninterest expense                   $4,181,088     $3,581,684        $599,404          16.7 %


                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Investments

         The Company's investment portfolio of $45.4 million as of June 30, 2000 consisted mostly of U.S. Government Agency obligations supplemented by municipals and corporate bonds. This represented an increase of $22.9 million, or 102 percent, compared with the investment portfolio total of $22.5 million at December 31, 1999. The increase during the first six months of 2000 was reflective of the execution of two leveraging transactions coupled with the investment of the proceeds from the trust preferred issuance. (see Note 2-- "Investment Securities").

         Investment securities held-to-maturity are stated at cost, adjusted for amortization of premium and accretion of discount. Investment securities available-for-sale are stated at fair value.

Loans

         The Company presently is, and in the future expects to remain, a middle market banking organization serving professionals and businesses with interests in and around the Washington, DC metropolitan area. Most of the Company's loan portfolio is collateralized by first mortgages on commercial and residential real estate and home equity lines of credit on residential real estate. Most of the Company's commercial real estate loans are secured by owner-occupied properties with borrowers that are also banking customers of the Company. As of June 30, 2000 and 1999, approximately $104.8 million, or 68 percent and $87.1 million, or 67 percent, of the Company's total loan portfolio, respectively, consisted of loans secured by real estate. As of June 30, 2000 and 1999, one-to-four family residential mortgage loans and home equity lines of credit represented $34.3 million, or 22 percent, and $34.8 million, or 27 percent, respectively, of the Company's total loan portfolio.

         The following table sets forth the composition of the Company's loan portfolio by type of loan on the dates indicated:

                                               LOAN PORTFOLIO ANALYSIS
                                               (Dollars in Thousands)

                                                           June 30
                                                 2000                   1999
Aggregate Principal Amount
Type of loan:
    1-4 family residential mortgage         $  25,629              $  27,509
    Home equity loans                           8,684                  7,260
    Multifamily residential                     2,214                  2,712
    Construction                                5,208                  5,088
    Commercial real estate                     63,057                 44,499
    Commercial loans                           38,448                 31,955
    Installment and credit card loans           9,920                 10,848
    Other loans                                   823                    378
Gross loans                                   153,983                130,249
Unearned income and deferred costs                 36                     52
Total loans, net of unearned                 $153,947               $130,197

Percentage of Loan Portfolio
Type of loan:
    1-4 family residential mortgage              16.6%                  21.1%
    Home equity loans                             5.6                    5.6
    Multifamily residential                       1.4                    2.1
    Construction                                  3.4                    3.9
    Commercial real estate                       41.0                   34.2
    Commercial loans                             25.0                   24.5
    Installment and credit card loans             6.5                    8.3
    Other loans                                   0.5                    0.3
Gross loans                                     100.0%                 100.0%

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

         Management actively monitors the Company's asset quality in a continuing effort to charge off loans against the allowance for credit losses when appropriate and to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if actual economic conditions and other assumptions differ from those used in making the initial determinations. At June 30, 2000, the allowance for credit losses was $1.7 million, or 1.13 percent of total loans. This represents an increase in the allowance compared to $1.4 million, or
1.08 percent of total loans as of June 30, 1999. The Company has increased the allowance, as a percentage of total loans outstanding principally to reflect the $23.7 million, or 18 percent, growth in loans outstanding in the past twelve months. The allowance for credit losses as a percentage of nonperforming loans was 115 percent at June 30, 2000, compared to 157 percent at June 30, 1999.

         Total nonperforming loans were $1.4 million at June 30, 2000, compared with $675 thousand at June 30, 1999. At June 30, 2000, most of the non-accrual loan balances ($1.326 million of $1.437 million) consisted of two borrowing relationships. The Company has real property collateral at acceptable margins and has maintained a good working relationship with the borrowers. Where appropriate, the Company has established specific loss allowances which management believes are sufficient to absorb future losses.

         Provisions for credit losses are charged to income to bring the total allowance for loan losses to a level deemed appropriate by management, based on the factors identified above. The provision for credit losses during the first six months of 2000 was $380 thousand compared with $325 thousand for the same period last year, an increase of $55 thousand, or 17 percent. The increase in the provision is reflective of the 18 percent loan growth referred to above, coupled with an increase in net charge-offs. Net charge-offs for the six months ended June 20, 2000 were $156 thousand compared with $44 thousand for the same period last year. These trends, taken into consideration with other factors in the Company's internal analysis of the valuation allowance for credit loss, have led to increased reserve requirements and a resulting provision expense to maintain the allowance at a level deemed appropriate by management of the Company (see table on the following page).

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS, CONTINUED

Nonperforming Loans

         The following table sets forth certain information with respect to the Company's non-accrual loans, OREO, and accruing loans which are contractually past due 90 days or more as to principal or interest, for the periods indicated:

                              NONPERFORMING ASSETS
                             (Dollars in Thousands)

                                                           June 30,
                                                     2000           1999

Non-accrual loans                                  $1,437            $675
Accruing past due 90 days or more                      81             223
Total nonperforming loans                           1,518             898

Other real estate owned                                 -               -
Total nonperforming assets                         $1,518            $898

Nonperforming assets to total assets                 0.67%           0.50%
Nonperforming loans to total loans                   0.99%           0.69%


Allowance for Credit Losses

         The Company maintains an allowance for credit losses based upon, among other things, such factors as historical experience, the volume and type of lending conducted by the Company, the amount of nonperforming assets, regulatory policies, generally accepted accounting principles, general economic conditions, and other factors related to the collectibility of loans in the Company's portfolio. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if such factors and conditions differ from the assumptions used in making the initial determinations. Based upon criteria consistently applied during the periods, the Company's allowance for credit losses was $1.7 million or, 1.13 percent of total loans as of June 30, 2000.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Allowance for Credit Losses, continued


         The following table sets forth an analysis of the Company's allowance for credit losses for the periods indicated:

                                             ALLOWANCE FOR CREDIT LOSSES
                                               (Dollars in Thousands)

                                                    Three Months Ended June 30,        Six Months Ended June 30,
                                                       2000             1999             2000             1999
Average net loans outstanding                           $147,802         $129,537        $143,968          $124,227

Loans outstanding at period-end                          153,947          130,197         153,947           130,197

Total nonperforming loans                                  1,518              898           1,518               898

Beginning balance of allowance                            $1,552           $1,310          $1,519            $1,128

Loans charged-off:
Commercial loans                                              11               14             161                20
Installment and credit card loans                              1               36              22                37
Total loans charged off                                       12               50             183                57

Recoveries of previous charge-offs:
1-4 family residential mortgage                                1                2               2                 3
Commercial loans                                               -                -              20                 -
Installment and credit card loans                              2                2               5                10
Total recoveries                                               3                4              27                13
Net loans charged-off                                          9               46             156                44

Provision for credit losses                                  200              145             380               325

Balance at end of period                                  $1,743           $1,409          $1,743            $1,409

Net charge-offs to average loans (annualized)               0.02%            0.14%           0.22%             0.14%
Allowance as % of total loans                               1.13%            1.08%           1.13%             1.08%
Nonperforming loans as % of total loans                     0.99%            0.69%           0.99%             0.69%
Allowance as % of nonperforming loans                        115%             157%            115%              157%



                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Deposits

         The Company's total deposits at June 30, 2000, were $167.8 million, an increase of $22.0 million, or 15 percent, over the balance at June 30, 1999, and an increase of $13.9 million, or 9.0 percent compared with 1999's year-end balance. Total average deposits were $159.2 million for the six months ended June 30, 2000, an increase of $26.1 million, or 20 percent, compared with the first six months of 1999. The Company views deposit growth as a significant challenge in its effort to increase its asset size. Thus, the Company is focusing on its branching program with increased emphasis on commercial accounts, and the offering of more competitive interest rates and products to stimulate deposit growth. This strategy has and will continue to result in a relatively higher cost of funds in addition to lower fee income as many of these commercial customers may utilize accounts with lower transaction costs and have a lower number of transactions than retail customers.

         The following table sets forth the average balances and weighted average rates for the Company's categories of deposits for the periods indicated:

                                AVERAGE DEPOSITS
                             (Dollars In Thousands)

                                                              Six Months Ended June 30,
                                                    2000                                    1999
                                                  Weighted                                Weighted
                                      Average      Average       % of         Average      Average       % of
                                      Balance       Rate        Total         Balance       Rate        Total

Noninterest-Bearing Deposits            $36,111        0.00%       22.7%        $28,436        0.00%       21.4%
Interest-Bearing Deposits:
    NOW accounts                         22,271        0.91        14.0          19,287        1.20        14.5
    Savings accounts                     19,195        4.08        12.0          20,433        4.21        15.3
    Money market accounts                26,261        3.44        16.5          21,136        3.13        15.9
    Time deposits                        55,385        5.17        34.8          43,800        5.18        32.9
Total                                  $159,223                   100.0%       $133,092                   100.0%
Weighted Average Rate                                  3.01%                                   3.02%


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




Capital Resources

         Total stockholders' equity at June 30, 2000, was $16.5 million, an increase of $855 thousand compared with total stockholders' equity of $15.7 million at December 31, 1999. Stockholders' equity was increased during the first six months of 2000 by net income of $822 thousand and by $72 thousand received from the exercise of stock options, and was reduced by $9 thousand attributable to the decline in the market value of investment securities available for sale net of the tax effect.

         The Office of the Comptroller of the Currency has established certain minimum risk-based capital standards that apply to national banks, and the Company is subject to certain capital requirements imposed on bank holding companies by the Federal Reserve Board. At June 30, 2000, Century National Bank exceeded all applicable regulatory capital requirements for classification as a "well capitalized" bank, and the Company satisfied all applicable regulatory requirements imposed on it by the Federal Reserve Board.

         At June 30, 2000, the Company's risk based capital ratios for Tier I Capital to risk weighted assets, Total Capital to risk weighted assets, and Tier 1 Capital to average assets were 12.21 percent, 15.17 percent and 9.41 percent, respectively.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Year 2000 Compliance

         Transition and Ongoing Plans. The Company suffered no failures in any system or product upon the date change from December 31, 1999 to January 1, 2000. Although many of the critical dates have passed, some experts predict that Year 2000 related failures could occur throughout the year. Accordingly, the Company's project team will continue to monitor the Company's systems and attempt to identify any potential problems during the course of the year. In addition, the Company will continue to monitor the Year 2000 compliance of the third parties with which the Company transacts business. The Company continues to maintain its contingency plans with respect to Year 2000 related issues and believes that if its own systems should fail, it could temporarily convert to a manual systems for mission critical business functions.

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

         Asset liquidity is provided by cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future. The asset liquidity of the Bank is maintained in the form of vault cash, demand deposits with commercial banks, federal funds sold, interest-bearing deposits with other financial institutions, short-term investment securities, other investment securities available-for-sale, and short-term loans. The Company has defined "cash and cash equivalents" as those amounts included in cash and due from banks and federal funds sold. At June 30, 2000, the Company had cash and cash equivalents of $18.3 million, a slight decrease of $1.9 million, when compared with the $20.2 million at December 31, 1999.

         Liability liquidity is provided by access to core funding sources, principally customers' deposit accounts in the Company's market area. As a member of the Federal Home Loan Bank of Atlanta ("FHLBA"), the Company is able to borrow on a short-term or long-term basis secured by a blanket pledge of its 1-to-4-family residential mortgage loans, investment securities, and other collateral. The Company also has lines of credit from larger correspondent banks to borrow excess reserves on an overnight basis (known as "federal funds purchased") in the amount of $5.7 million, and to borrow on a secured basis ("repurchase agreements") in the amount of $5.0 million. At June 30, 2000, the Company had no outstanding federal funds purchased, and $11.2 million in customer repurchase agreements. Also at June 30, 2000, the Company was utilizing $20.8 million of available FHLBA credit in the form of fixed-rate ($17.8 million) and variable-rate ($3.0 million) advances with an average cost of 6.25 percent. The Company utilizes fixed rate term credit advances from the FHLBA to fund fixed-rate real estate loans and investments of comparable terms and maturities.

         The Company had cash on hand of $6.9 million at the holding company level at June 30, 2000. The Company anticipates using these funds as working capital available to support the future growth of the franchise as well as to pay normal operating expenses. Working capital is further augmented by dividends available from the Bank, subject to certain regulatory restrictions generally applicable to national banks. In March 2000, a subsidiary trust of the Company issued $8.8 million of preferred securities (Trust Preferred Stock), which are classified as long-term debt in the consolidated financial statements. Such Trust Preferred Stock is treated as regulatory capital. At June 30, 2000, the Company had no other indebtedness outstanding at the holding company level.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q



ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's principal market risk exposure is to interest rates.

         Net interest income, which constitutes the principal source of income for the Company, represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The difference between the Company's interest-rate sensitive assets and interest-rate sensitive liabilities for a specified time frame is referred to as an interest sensitive "gap." Interest rate sensitivity reflects the potential effect on net interest income of a movement in interest rates. A financial institution is considered to be asset sensitive, or having a positive gap, when the amount of its interest-earning assets maturing or repricing exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, a financial institution is considered to be liability sensitive, or having a negative gap, when the amount of its interest-bearing liabilities maturing or repricing exceeds the amount of its interest-earning assets within the same time period. During a period of rising (falling) interest rates, a positive gap would tend to increase (decrease) net interest income, while a negative gap would tend to decrease (increase) net interest income.

         Management seeks to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. Toward this end, the Company has a Finance Committee which reviews, on a regular basis, the maturity and repricing of the assets and liabilities of the Company. The Finance Committee has adopted the objective of achieving and maintaining a one-year cumulative GAP, as a percent of total assets, of between plus 10 percent and minus 10 percent. In addition, potential changes in net interest income under various interest rate scenarios are monitored. On a consolidated basis, the Company's one-year cumulative gap was a negative 2.5 percent of total assets at June 30, 2000.

         Market risk is the risk of loss from adverse changes in market prices and rates, arising primarily from interest rate risk in the Company's portfolios, which can significantly impact the Company's profitability. The Finance Committee has adopted the objective that an immediate increase or decrease of 200 basis points in market interest rates should not result in a change of more than 10 percent (plus or minus) in the Company's projected net interest income over the next twelve months, and not more than 20 percent (plus or minus) in projected net income. At June 30, 2000, the forecasted impact of an immediate increase (or decrease) of 200 basis points would have resulted in an increase (or decrease) in net interest income over a twelve month period of 2.35 percent and (3.82 percent), respectively, and an increase (or decrease) in net income over a twelve month period of 7.39 percent and (12.02 percent), respectively. Due to the impact of certain assets and liabilities acquired since late March, including some with embedded options, and revisions to the model associated with the timing of repricing for deposits with no stated maturity, some shift in the magnitude and direction of forecasted net interest income changes has been noted in comparison to the forecasted results as of March 31, 2000 however, all forecasted simulations are well within policy guidelines.

         Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, the analysis included herein is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. The analysis is based on the Company's assets and liabilities as of June 30, 2000, and does not contemplate any actions the company might undertake in response to changes in market interest rates, which could change the anticipated results.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                           PART II - OTHER INFORMATION

Items 1 through 3

         No events have occurred during the reporting period which require disclosure under any of these items.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) On June 2, 2000 the Company held its annual meeting of stockholders to (i) elect a Board of seven directors to serve until the 2001 annual meeting of stockholders, (ii) approve an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock from five million to ten million shares, (iii) approve the Company's 2000 Stock Awards Plan, (iv) transact such other business as may properly come before the meeting.

         (b),(c) With respect to the election of directors, the voting was as follows:

                  Nominee                             For               Against
                  -------------------------------------------------------------
                  Joseph S. Bracewell                1,583,101         317,825
                  George Contis                      1,582,113         318,813
                  John R. Cope                       1,581,745         319,181
                  Bernard J. Cravath                 1,582,113         318,813
                  Neal R. Gross                      1,582,771         318,155
                  William S. McKee                   1,583,101         317,825
                  William C. Oldaker                 1,581,194         319,732

                  With respect to the amendment to the Company's Certificate of Incorporation, the vote was:

                  For                                Against           Abstain
                  -------------------------------------------------------------
                  1,857,430                          37,415            6,081

                  With respect to the 2000 Stock Awards Plans the vote was:

                  For                                Against           Abstain
                  -------------------------------------------------------------
                  1,021,661                          361,392           31,288

          (d)     Not applicable

Item 5

        No events have occurred during the reporting period which require disclosure under this item.

Item 6. Exhibits and Reports on Form 8-K

       (a) Exhibits.         The following exhibits are filed with this report:

           Exhibit 10.19 Amendment No. 2 dated April 3, 2000, of the employment agreement dated September 1, 1996, between the Company and the Bank and Mr. Joseph S. Bracewell.

           Exhibit 11 Computation of Earnings Per Share for the three and six month periods ended June 30, 2000.

           Exhibit 27        Financial Data Schedule, June 30, 2000.

       (b) Reports on Form 8-K.

           A current report on Form 8-K was filed on May 30, 2000, regarding the agreement to acquire the Reston (VA) Branch of Resource Bankshares Corporation.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                         For Quarter Ended June 30, 2000






                                   SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     CENTURY BANCSHARES, INC.



    Date: August 14, 2000            By: /s/ JOSEPH S. BRACEWELL
                                         -----------------------
                                     Joseph S. Bracewell

                                     Chairman of the Board, President and
                                     Chief Executive Officer



    Date: August 14, 2000           By: /s/ DALE G. PHELPS
                                        ------------------------
                                    Dale G. Phelps

                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                            CENTURY BANCSHARES, INC.

                                  EXHIBIT INDEX

                                  June 30, 2000



The following exhibits are filed within this report.


Exhibit
Number                               Description


10.19 Amendment No. 2 dated April 3, 2000, of the employment agreement dated September 1, 1996, between the Company and the Bank and Mr. Joseph S. Bracewell.

11 Computation of Earnings Per Share for the three and six month periods ended June 30, 2000

27         Financial Data Schedule, June 30, 2000

Exhibit 10.19


                AMENDMENT NO. 2 TO EXECUTIVE EMPLOYMENT AGREEMENT


        This Amendment No. 2 ("Amendment No. 2") made this 3rd day of April 2000 by and between CENTURY BANCSHARES, INC., a Delaware corporation ("Employer"), and JOSEPH S. BRACEWELL, a District of Columbia resident ("Employee") (collectively, the "Parties").

                                    RECITALS

        WHEREAS,   Employer  and  Employee   have  entered  into  an  Executive
Employment Agreement, dated as of September 1, 1996 (the "EEA");
        WHEREAS, Employer and Employee, in March of 1998 entered into Amendment No.1 to Executive Employment Agreement, a written agreement amending the EEA under the procedures of Paragraph 11 of the EEA by increasing Employee's compensation and extending the term of the EEA through to August 31, 1999;
        WHEREAS, in February and March of 1999, Employer and Employee extended the term of the EEA through to August 31, 2000 under the procedures of Paragraph 2 of the EEA;
        WHEREAS, the Parties now wish to modify the EEA under the procedures of Paragraph 11 of the EEA by increasing the Employee's compensation, granting the Employee a cash bonus for 1999 performance, and extending the term of the EEA;
        NOW, THEREFORE, in consideration of the foregoing premises and the covenants and agreements recited in this Amendment No. 2 and for other good and valuable consideration, the receipt and sufficiency of which each party acknowledges, the Parties agree as follows:
         1.       Amendments to EEA.

                  1.1 Renewal of EEA. Employer and Employee waive the notice provisions in Paragraph 2 of the EEA regarding renewal of the EEA and agree to extend the EEA for an additional one (1) year term commencing
September 1, 2000, and ending August 31, 2001. The notice provisions in Paragraph 2 of the EEA shall apply to any subsequent renewal of the EEA, unless the Parties agree, under the procedures of Paragraph 11 of the EEA, to waive those provisions.
                  1.2 Salary Increase Effective April 1, 2000. In consideration for Employee's agreement to extend the EEA for an additional one (1) year term, Employee's current yearly salary shall increase from Two Hundred and Five Thousand Dollars and No Cents (U.S. $205,000.00) to Two Hundred and Twenty-Five Thousand Dollars and No Cents (U.S. $225,000.00), effective April 1, 2000.
                  1.3 Bonus for 1999 Performance. In recognition of Employee's performance in 1999, and under Paragraph 3.3 of the EEA, Employer shall pay Employee a cash bonus of Twenty-Five Thousand Dollars ($25,000.00).
         2.       Covenants, Representations and Warranties of the Parties.
                  2.1 As of the date of this Amendment No. 2, Employer and Employee reaffirm all covenants, representations, and warranties made by them in the EEA (except for any such representations and warranties which are stated to be made as of a specific date), and all such covenants, representations, and warranties shall be deemed to have been re-made as of the date of this Amendment No. 2.
                  2.2 Employer represents and warrants that this Amendment No. 2 constitutes a legal, valid, and binding obligation of Employer, enforceable against it under its terms.
         3.       Reference to and Effect on EEA.

         3.1 Upon the execution of this Amendment No. 2, each reference in the EEA to "this Agreement", "hereunder", "herein", or words of like import shall mean and be a reference to the EEA, as amended by this Amendment No. 2, and each reference to the EEA in any other document, instrument, or agreement executed and/or delivered under the EEA shall mean and be a reference to the EEA, as amended by this Amendment No. 2.
                  3.2 Except as specifically waived or amended above, the EEA shall remain in full force and effect and is ratified and confirmed.
                  3.3 The execution and delivery of this Amendment No. 2 shall not operate as a waiver of any right, power, or remedy of Employer or Employee under the EEA, nor constitute a waiver of any provision contained in the EEA, except as provided in this Amendment No. 2, or absolve Employer or Employee from the timely performance of their respective obligations under the EEA.
         4. Execution in Counterparts. This Amendment No. 2 may be executed in any number of counterparts and by the different parties to this Amendment No. 2 in separate counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which taken together shall constitute but one and the same instrument.
         5. Choice of Law. All disputes concerning the validity, interpretation, or performance of this Amendment No. 2 and any of its terms or conditions, or of any rights or obligations of the Parties, shall be governed by the internal laws of the District of Columbia, except its conflict of laws.
         6. Headings. Headings in this Amendment No. 2 are included for informational purposes only and shall not constitute a part of this Amendment No. 2 for any other purpose.

IN WITNESS WHEREOF, the Parties have duly executed this Agreement as of the date first above written.
                                                       CENTURY BANCSHARES, INC.



/s/ F. Kathryn Roberts                                 /s/ John R. Cope
------------------------                               ------------------------
Attest:                                                By: John R. Cope
                                                       Title: Vice Chairman




/s/ F. Kathryn Roberts                                 /s/ Joseph S. Bracewell
------------------------                               -----------------------
Witness:                                               JOSEPH S. BRACEWELL

                                   Exhibit 11
                            CENTURY BANCSHARES, Inc.
                    Computation of Earnings Per Common Share
                                  June 30, 2000


CENTURY BANCSHARES, INC.
Computation of Earnings Per Common Share
Three and Six Months Ended June 30, 2000

                                                            Three Months Ended                   Six Months Ended
                                                                 June 30,                            June 30,
                                                            2000             1999              2000             1999
Basic Income Per Common Share:
Net income                                                    $ 414,778     $ 293,095           $ 822,322       $ 504,442

Weighted average common shares outstanding                    2,727,323     2,850,542           2,754,782       2,847,408
Basic income per common share                                     $0.15         $0.10               $0.30           $0.18

Diluted Income Per Common Share:
Net income                                                    $ 414,778     $ 293,095           $ 822,322       $ 504,442

Weighted average common shares outstanding                    2,727,323     2,850,542           2,754,782       2,847,408
Dilutive effect of stock options                                 16,216        28,763              16,216          27,934
Diluted weighted average
  common shares outstanding                                   2,743,539     2,879,305           2,770,998       2,875,342
Diluted income per common share                                   $0.15         $0.10               $0.30           $0.18







                            Exhibit 27
                            CENTURY BANCSHARES, Inc.
                            Financial Data Schedule
                            June 30, 2000
[ARTICLE]                          9
[CIK]                              785813
[NAME]                             CENTURY BANCSHARES, INC.
[MULTIPLIER]                       1000
[PERIOD-TYPE]                      6-MOS
[FISCAL-YEAR-END]                  DEC-31-2000
[PERIOD-END]                       JUN-30-2000
[CASH]                             8,104
[INT-BEARING-DEPOSITS]             5,251
[FED-FUNDS-SOLD]                   10,206
[TRADING-ASSETS]                   0
[INVESTMENTS-HELD-FOR-SALE]        24,920
[INVESTMENTS-CARRYING]             20,461
[INVESTMENTS-MARKET]               20,464
[LOANS]                            153,947
[ALLOWANCE]                        1,743
[TOTAL-ASSETS]                     227,720
[DEPOSITS]                         167,754
[SHORT-TERM]                       11,865
[LIABILITIES-OTHER]                1,933
[LONG-TERM]                        29,645
[COMMON]                           2,875
[PREFERRED-MANDATORY]              0
[PREFERRED]                        0
[OTHER-SE]                         13,648
[TOTAL-LIABILITIES-AND-EQUITY]     227,720
[INTEREST-LOAN]                    6,616
[INTEREST-INVEST]                  858
[INTEREST-OTHER]                   676
[INTEREST-TOTAL]                   8,150
[INTEREST-DEPOSIT]                 2,363
[INTEREST-EXPENSE]                 932
[INTEREST-INCOME-NET]              4,856
[LOAN-LOSSES]                      380
[SECURITIES-GAINS]                 0
[EXPENSE-OTHER]                    4,181
[INCOME-PRETAX]                    1,342
[INCOME-PRE-EXTRAORDINARY]         1,342
[EXTRAORDINARY]                    0
[CHANGES]                          0
[NET-INCOME]                       822
[EPS-BASIC]                      0.30
[EPS-DILUTED]                      0.30
[YIELD-ACTUAL]                     5.04
[LOANS-NON]                        1,437
[LOANS-PAST]                       81
[LOANS-TROUBLED]                   0
[LOANS-PROBLEM]                    0
[ALLOWANCE-OPEN]                   1,518
[CHARGE-OFFS]                      183
[RECOVERIES]                       27
[ALLOWANCE-CLOSE]                  1,743
[ALLOWANCE-DOMESTIC]               1,743
[ALLOWANCE-FOREIGN]                0
[ALLOWANCE-UNALLOCATED]            1,156
