Form 10-Q
period 2000-09-30
CENTURY BANCSHARES INC
filed 2000-11-13
CIK 785813

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM____________ TO ____________.


                         COMMISSION FILE NUMBER: 0-16234


                            CENTURY BANCSHARES, INC.
                            ------------------------
             (Exact Name of Registrant as Specified in its Charter)


          DELAWARE                                   52-1489098
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

                         1275 PENNSYLVANIA AVENUE, N.W.
                             WASHINGTON, D. C. 20004
                             -----------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (202) 496-4100
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

At October 26, 2000, there were 2,742,998 shares of the registrant's Common Stock, par value $1.00 per share, outstanding.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    For The Quarter Ended September 30, 2000

                                TABLE OF CONTENTS


                                                                            Page


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                1

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 8

Item 3.  Quantitative and Qualitative Disclosures About Market Risks         21


                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                    22

         Signatures                                                          23

         Exhibit Index                                                       24

PART I - FINANCIAL INFORMATION
Item 1.     Condensed Financial Information

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
September 30, 2000, and December 31, 1999


                                                                September 30,
                                                                    2000           December 31,
                                                                 (Unaudited)           1999
-------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                        $   7,958,113    $   9,222,005
Federal funds sold                                                12,500,487       11,015,000
Interest bearing deposits in other banks                           4,165,989       19,667,075
Investment securities available-for-sale, at fair value           47,958,312       16,495,049
Investment securities held-to-maturity, at amortized cost,
    fair value of $20,687,770 and $5,837,867 at September
    30, 2000 and December 31, 1999, respectively                  20,419,135        5,966,403
Loans, net of unearned income                                    179,683,842      138,076,486
Less:  allowance for credit losses                                (1,666,665)      (1,518,911)
                                                                -------------   --------------
Loans, net                                                       178,017,177      136,557,575
Leasehold improvements, furniture, and equipment, net              2,278,314        1,372,267
Accrued interest receivable                                        1,821,615        1,034,270
Loans held for sale                                                2,793,750          439,600
Deposit premium, net                                               5,123,980        1,675,813
Net deferred taxes                                                   723,617          767,893
Other assets                                                       1,023,671          595,948
                                                               -------------   ---------------
    Total Assets                                               $ 284,784,160    $ 204,808,898
                                                               -------------    -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
    Noninterest-bearing                                        $  41,647,060    $  36,571,508
    Interest-bearing                                             173,893,043      117,328,222
                                                               -------------    -------------
Total deposits                                                   215,540,103      153,899,730
Federal funds purchased and securities sold under
     agreements to repurchase                                     20,095,605        6,358,654
Long term debt:
     Federal Home Loan Bank Advances                              20,642,261       11,301,355
     Preferred securities of subsidiary trust                      8,800,000                -
Other borrowings                                                     573,217       15,598,868
Other liabilities                                                  2,045,786        1,982,184
                                                               -------------    -------------
    Total Liabilities                                            267,696,972      189,140,791
                                                               -------------    -------------

Stockholders' Equity:
Common stock, $1 par value; 10,000,000 shares authorized;
    2,885,998 and 2,858,402 shares issued at September
    30, 2000 and December 31, 1999, respectively                   2,885,998        2,858,402
Additional paid in capital                                        13,802,686       13,700,452
Retained earnings                                                  1,245,968                -
Treasury stock, at cost, 143,000 and 136,500 shares at
    September 30, 2000 and December 31, 1999, respectively          (828,806)        (789,863)
Other comprehensive income (loss), net of tax effect                 (18,658)        (100,884)
                                                               -------------    -------------
    Total Stockholders' Equity                                    17,087,188       15,668,107
Commitments and contingencies
                                                               -------------    -------------
    Total Liabilities and Stockholders' Equity                 $ 284,784,160    $ 204,808,898
                                                               -------------    -------------

See accompanying condensed notes to consolidated financial statements (unaudited).

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Operations (Unaudited)
Three and Nine Months Ended September 30, 2000 and 1999
                                                                 Three Months Ended                Nine Months Ended
                                                                   September 30,                     September 30,
                                                               2000            1999              2000             1999
                                                           -------------- ---------------- ----------------- ----------------

Interest income:
    Interest and fees on loans                                $3,862,071       $2,872,897       $10,477,855       $8,383,654
    Interest on federal funds sold                               142,831           60,611           516,731          177,200
    Interest on deposits in other banks                           97,055          171,048           399,560          442,539
    Interest on securities available-for-sale                    552,327          166,590         1,083,734          392,023
    Interest on securities held-to-maturity                      354,218           52,138           680,966          123,800
                                                           -------------- ---------------- ----------------- ----------------
Total interest income                                          5,008,502        3,323,284        13,158,846        9,519,216

Interest expense:
    Interest on deposits:
         Savings accounts                                        226,607          212,386           615,490          639,513
         NOW accounts                                             46,739           53,936           147,987          169,158
         Money market accounts                                   248,221          150,291           696,631          478,312
         Certificates under $100,000                             509,554          383,924         1,203,921        1,047,254
         Certificates $100,000 and over                          501,706          264,614         1,231,426          726,511
                                                           -------------- ---------------- ----------------- ----------------
    Total interest on deposits                                 1,532,827        1,065,151         3,895,455        3,060,748
                                                           -------------- ---------------- ----------------- ----------------
    Interest on borrowings                                       842,493          218,695         1,774,365          534,034
                                                           -------------- ---------------- ----------------- ----------------
Total interest expense                                         2,375,320        1,283,846         5,669,820        3,594,782
                                                           -------------- ---------------- ----------------- ----------------

Net interest income                                            2,633,182        2,039,438         7,489,026        5,924,434
Provision for credit losses                                      275,000          110,000           655,000          435,000
                                                           -------------- ---------------- ----------------- ----------------
Net interest income after provision for credit losses          2,358,182        1,929,438         6,834,026        5,489,434

Noninterest income:
    Service charges on deposit accounts                          248,846          162,846           691,502          491,470
    Other operating income                                       308,102          248,226           912,810          755,608
                                                           -------------- ---------------- ----------------- ----------------
                                                           -------------- ---------------- ----------------- ----------------
Total noninterest income                                         556,948          411,072         1,604,312        1,247,078
                                                           -------------- ---------------- ----------------- ----------------
                                                           -------------- ---------------- ----------------- ----------------

Noninterest expense:
Salaries and employee benefits                                   917,082          721,985         2,514,659        2,106,431
Occupancy and equipment expense                                  256,985          194,077           732,203          614,629
Professional fees                                                230,722          175,077           727,887          523,275
Depreciation and amortization                                    127,013          112,735           353,544          340,181
Amortization of deposit premiums                                  87,182           47,385           202,386          142,153
Data processing                                                  342,805          295,024         1,035,666          840,510
Communications                                                   111,399           86,859           305,273          256,787
Federal deposit insurance premiums                                 8,999            4,365            23,691           13,021
Other operating expenses                                         257,409          182,741           625,375          564,945
                                                           -------------- ---------------- ----------------- ----------------
Total noninterest expense                                      2,339,596        1,820,248         6,520,684        5,401,932
                                                           -------------- ---------------- ----------------- ----------------

Income before income tax expense                                 575,534          520,262         1,917,654        1,334,580
Income tax expense                                               150,927          197,699           670,725          507,576
                                                           -------------- ---------------- ----------------- ----------------
Net income                                                      $424,607         $322,563        $1,246,929        $ 827,004
                                                           -------------- ---------------- ----------------- ----------------

Basic income per common share                                    $  0.16          $  0.11           $  0.46          $  0.29
Diluted income per common share                                     0.15             0.11              0.45             0.29
Weighted average common shares outstanding                     2,737,705        2,804,679         2,729,180        2,833,113
Diluted weighted average common shares outstanding             2,766,314        2,832,251         2,751,698        2,860,925

See accompanying condensed notes to consolidated financial statements (unaudited).

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity (Unaudited)
Nine Months Ended September 30, 2000 and 1999
                                                                                                        Other
                                       Common       Additional                       Treasury       Comprehensive         Total
                                       Stock          Paid in        Retained         Stock,       Income (Loss),     Stockholders'
                                     $1.00 par        Capital        Earnings        at cost      net of tax effect      Equity

Balance, December 31, 1999           $ 2,858,402    $ 13,700,452       $      -       $(789,863)        $ (100,884)    $ 15,668,107
Comprehensive income:
Net income                                                            1,246,929                                           1,246,929
Unrealized gain on
  Investment securities,
  net of tax effect                                                                                         82,226           82,226
----------------------------------- ------------- ---------------- -------------- --------------- ------------------ ---------------
Comprehensive income                                                  1,246,929                             82,226         1,329,155
Purchase of treasury stock, at
   cost, 6,500 shares                                                                   (38,943)                            (38,943)
Exercise of common stock
  options - 27,596 shares                 27,596         102,234           (961)                                            128,869
----------------------------------- ------------- ---------------- -------------- --------------- ------------------ ---------------
Balance, September 30, 2000          $ 2,885,998    $ 13,802,686     $1,245,968      $ (828,806)         $ (18,658)    $ 17,087,188
----------------------------------- ------------- ---------------- -------------- --------------- ------------------ ---------------


                                                                                                        Other
                                       Common       Additional                       Treasury       Comprehensive         Total
                                       Stock          Paid in        Retained         Stock,       Income (Loss),     Stockholders'
                                     $1.00 par        Capital        Earnings        at cost      net of tax effect      Equity

Balance, December 31, 1998           $ 2,574,219    $ 12,343,631       $392,384           $   -            $ 6,440     $ 15,316,674
Comprehensive income:
Net income                                                              827,004                                             827,004
Unrealized loss on
  Investment securities,
  net of tax effect                                                                                       (100,521)        (100,521)
----------------------------------- ------------- ---------------- -------------- --------------- ------------------ ---------------
Comprehensive income                                                    827,004                           (100,521)         726,483
Stock dividend,129,173 shares            129,173          645,865      (775,800)                                               (762)
Purchase of treasury stock, at
   cost, 130,000 shares                                                                (789,863)                           (789,863)
Exercise of common stock
  options - 18,698 shares                 18,698          42,062                                                             60,760
----------------------------------- ------------- ---------------- -------------- --------------- ------------------ ---------------
----------------------------------- ------------- ---------------- -------------- --------------- ------------------ ---------------
Balance, September 30, 1999          $ 2,722,090    $ 13,031,558       $443,588      $ (789,863)         $ (94,081)    $ 15,313,292
----------------------------------- ------------- ---------------- -------------- --------------- ------------------ ---------------




See accompanying condensed notes to consolidated financial statements(unaudited).

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 2000 and 1999
                                                                           2000                 1999
Cash flows from operating activities:
Net income                                                            $  1,246,929            $ 827,004
Adjustments to reconcile net income to net cash
    provided by operating activities:
Depreciation and amortization of premises and equipment                    353,544              340,181
Amortization of deposit premiums                                           202,386              142,153
Provision for credit losses                                                655,000              435,000
Increase in accrued interest receivable                                   (787,345)            (184,249)
Increase in other assets                                                  (206,163)            (328,915)
Decrease in other liabilities                                               63,602                9,813
                                                                -------------------- --------------------
Total adjustments                                                          281,024              413,983
                                                                -------------------- --------------------
                                                                -------------------- --------------------
Net cash provided by operating activities                                1,527,953            1,240,987
                                                                -------------------- --------------------
                                                                -------------------- --------------------

Cash flows from investing activities:
Net increase in loans                                                  (38,729,605)         (16,416,372)
Net increase in loans held for sale                                     (2,354,150)                   -
Net decrease (increase) in interest bearing deposits
    in other banks                                                      15,501,086          (23,480,704)
Purchases of securities available-for-sale                             (42,615,076)          (8,291,000)
Purchases of securities held-to-maturity                               (14,578,971)          (2,000,000)
Repayments and maturities of securities available-for-sale               6,377,809              735,981
Repayments and maturities of securities held-to-maturity                   126,239              441,693
Proceeds from sales of securities available-for-sale                     4,900,506                    -
Net purchase of leasehold improvements, furniture
    and equipment                                                         (259,241)            (196,523)
Acquisition of deposits, net of assets acquired                         45,034,156                    -
                                                                -------------------- --------------------
                                                                -------------------- --------------------
Net cash used in investing activities                                  (26,597,247)         (49,206,925)
                                                                -------------------- --------------------
                                                                -------------------- --------------------

Cash flows from financing activities:
Net decrease in demand, savings, NOW and
    money market deposit accounts                                         (149,485)          (1,651,234)
Net increase in certificates of deposit                                  8,762,242           12,855,087
Net increase in customer repurchase accounts                            13,736,951            6,436,750
Net decrease in other borrowings                                       (15,025,651)             (36,760)
Net proceeds from issuance of long-term debt                            10,000,000           33,000,000
Net proceeds from issuance of preferred securities of
     subsidiary trust                                                    8,536,000                    -
Repayment of long-term debt                                               (659,094)            (658,257)
Purchase of treasury stock                                                 (38,943)            (789,863)
Net proceeds from issuance of common stock                                 128,869               59,998
                                                                -------------------- --------------------
Net cash provided by financing activities                               25,290,889           49,215,721
                                                                -------------------- --------------------

Net increase in cash and cash equivalents                                  221,595            1,249,783
Cash and cash equivalents, beginning of period                          20,237,005           13,235,733
                                                                -------------------- --------------------
Cash and cash equivalents, end of period                               $20,458,600          $14,485,516
                                                                -------------------- --------------------

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowings                                $5,389,178           $3,487,632
Income taxes paid                                                          780,066              600,000



See accompanying condensed notes to consolidated financial statements (unaudited).

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1)      Basis of Presentation

         In the opinion of management the unaudited consolidated financial statements as of September 30, 2000, and for the three and nine months ended September 30, 2000 and 1999 contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position and results of operations of Century Bancshares, Inc. (the "Company") as of such dates and for such periods. The unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto appearing in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2000 or any future periods. Certain prior period balances have been reclassified to conform with the current period.

(2)      Acquisition Activities

         In October 1999, the Company completed the purchase and assumption of the deposits and certain other liabilities of the branch of One Valley Bancorp located at 18116 Triangle Shopping Plaza, Dumfries, Virginia (the "Dumfries Branch"). As part of the transaction, the Company assumed approximately $9.4 million of deposit liabilities of the Dumfries Branch, purchased approximately $6.0 million of mortgage loans, $300 thousand of equipment and other assets and recorded $328 thousand of intangible assets.

         On August 25, 2000, the Company assumed $51.8 million of deposit liabilities, purchased $3.4 million of mortgage loans and $1.0 million of fixed assets, and recorded $3.5 million of intangible assets related to the purchase of the Reston Branch of Resource Bank located in Fairfax County, Virginia (the "Reston Branch"). In connection with the transaction, the Company also assumed the lease for the branch location at 1498 North Point Village Center in Reston, Virginia. The Reston Branch premises consist of approximately 2,600 square feet, which are under lease through 2013, with additional options to renew for two successive terms of five years each.

         On October 11, 2000, the Company announced it had reached a definitive agreement to acquire all the outstanding stock of GrandBanc, Inc., (OTC: GDBC) in a stock-for-stock exchange. The exchange ratio is fixed at 0.3318 shares of the Company's common stock for each share of GrandBanc, Inc. common stock, making the overall value of the transaction approximately $8.8 million. The transaction, which is expected to accounted for as a pooling of interests, is subject to regulatory and shareholder approvals and is projected to close in the first quarter of 2001. GrandBanc, Inc., which had $114 million in total assets at June 30, 2000, is the parent holding company of GrandBank, a Maryland chartered commercial bank headquartered in Rockville, Maryland; which operates four banking offices in Montgomery County, Maryland and one banking office in Arlington County, Virginia.

(3)      Investment Securities

         Investment   securities   available-for-sale,   and  their  contractual
maturities, at September 30, 2000 and December 31, 1999 are summarized as follows:


                                                      Amortized       Gross Unrealized    Gross Unrealized
               September 30, 2000                        Cost              Gains               Losses           Fair Value
-------------------------------------------------- ----------------- ------------------- ------------------- -----------------
Obligations of U.S. government agencies:
         Within one year                               $ 15,743,265              $    -            $ 55,344      $ 15,687,921
         After one, but within five years                24,318,932             138,135             124,836        24,332,231
         After five, but within ten years                 4,589,790              38,900                   -         4,628,690
         After ten years                                    383,296                   -               9,208           374,088
-------------------------------------------------- ----------------- ------------------- ------------------- -----------------
-------------------------------------------------- ----------------- ------------------- ------------------- -----------------
Total obligations of U.S. government agencies            45,035,283             177,035             189,388        45,022,930
-------------------------------------------------- ----------------- ------------------- ------------------- -----------------
Collateralized mortgage obligations                         415,472                   -              16,351           399,121
Federal Reserve Bank stock                                  387,200                   -                   -           387,200
Federal Home Loan Bank stock                              1,044,900                   -                   -         1,044,900
Atlantic Central Bankers Bank stock                          30,000                   -                   -            30,000
Other                                                     1,074,161                   -                   -         1,074,161
-------------------------------------------------- ----------------- ------------------- ------------------- -----------------
Total investment securities available-for-sale           47,987,016            $177,035            $205,739       $47,958,312
-------------------------------------------------- ----------------- ------------------- ------------------- -----------------

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(3)      Investment Securities, continued

                                                      Amortized       Gross Unrealized    Gross Unrealized
                December 31, 1999                        Cost              Gains               Losses           Fair Value
-------------------------------------------------- ----------------- ------------------- ------------------- -----------------
Obligations of U.S. government agencies:
         Within one year                                 $1,999,974                 $ -              $  612        $1,999,362
         After one, but within five years                11,241,574                   -             129,979        11,111,595
         After ten years                                    427,851                 301              12,946           415,206
-------------------------------------------------- ----------------- ------------------- ------------------- -----------------
-------------------------------------------------- ----------------- ------------------- ------------------- -----------------
Total obligations of U.S. government agencies            13,669,399                 301             143,537        13,526,163
-------------------------------------------------- ----------------- ------------------- ------------------- -----------------
Collateral mortgage obligations                             477,644                   -              11,970           465,674
Federal Reserve Bank stock                                  311,350                   -                   -           311,350
Federal Home Loan Bank stock                              1,317,700                   -                   -         1,317,700
Other                                                       874,162                   -                   -           874,162
-------------------------------------------------- ----------------- ------------------- ------------------- -----------------
Total investment securities available-for-sale          $16,650,255                $301            $155,507       $16,495,049
-------------------------------------------------- ----------------- ------------------- ------------------- -----------------


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

         Investment securities totaling $37,481,973 and $10,401,128 at September 30, 2000 and 1999, respectively, were pledged to secure FHLBA borrowings, public deposits, customer repurchase accounts, and other borrowings. Investment securities available for sale were sold for gross proceeds of $4.9 million in 2000 resulting in no gain or loss. No investment securities were sold during 1999.

         Investment securities held-to-maturity at September 30, 2000 and December 31,1999 are summarized as follows:


                                                           Amortized       Gross Unrealized     Gross Unrealized
                  September 30, 2000                          Cost               Gains               Losses          Fair Value
------------------------------------------------------- ----------------- -------------------- ------------------- ----------------
Obligations of U.S. government agencies:
         After one, but within five years                    $ 5,999,278               $    -             $77,750      $ 5,921,528
         After ten years                                       1,828,346                    -              79,352        1,748,994
------------------------------------------------------- ----------------- -------------------- ------------------- ----------------
------------------------------------------------------- ----------------- -------------------- ------------------- ----------------
Total obligations of U.S. government agencies                  7,827,624                    -             157,102        7,670,522
------------------------------------------------------- ----------------- -------------------- ------------------- ----------------
------------------------------------------------------- ----------------- -------------------- ------------------- ----------------
Obligations of states and political subdivisions:
         After five but within ten years                         845,850               47,711                   -          893,561
         After ten years                                       7,425,682              347,393              29,435        7,743,640
------------------------------------------------------- ----------------- -------------------- ------------------- ----------------
------------------------------------------------------- ----------------- -------------------- ------------------- ----------------
Total obligations of states and political subdivisions         8,271,532              395,104              29,435        8,637,201
------------------------------------------------------- ----------------- -------------------- ------------------- ----------------
------------------------------------------------------- ----------------- -------------------- ------------------- ----------------
Corporate bonds                                                4,319,979               67,740               7,672        4,380,047
------------------------------------------------------- ----------------- -------------------- ------------------- ----------------
------------------------------------------------------- ----------------- -------------------- ------------------- ----------------
Total investment securities held-to-maturity                 $20,419,135             $462,844            $194,209      $20,687,770
------------------------------------------------------- ----------------- -------------------- ------------------- ----------------


                                                           Amortized       Gross Unrealized     Gross Unrealized
                  December 31, 1999                           Cost               Gains               Losses          Fair Value
------------------------------------------------------- ----------------- -------------------- ------------------- ----------------
Obligations of U.S. government agencies:
         Within one year                                      $3,999,138               $    -             $37,572       $3,961,566
         After ten years                                       1,967,265                  260              91,224        1,876,301
------------------------------------------------------- ----------------- -------------------- ------------------- ----------------
------------------------------------------------------- ----------------- -------------------- ------------------- ----------------
Total investment securities held-to-maturity                  $5,966,403                 $260            $128,796       $5,837,867
------------------------------------------------------- ----------------- -------------------- ------------------- ----------------

                                      -6-

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(4)      Income per Common Share

         Basic income per common share is calculated by dividing net income by the weighted-average common shares outstanding. Diluted income per common share is calculated by dividing net income by the sum of weighted-average common shares and potentially dilutive common shares. On February 18, 2000, the Company declared a 5% stock dividend payable on April 17, 2000, to common stock shareholders of record as of March 15, 2000, resulting in the issuance of 136,152 shares and a proportionate increase in the number of shares of common stock issuable upon the exercise of stock options outstanding. The effect of the April 17, 2000, stock dividend was recognized retroactively in the stockholders' equity accounts in the consolidated statements of financial condition as of December 31, 1999. On April 14, 1999, the Company declared a 5% stock dividend payable on May 28, 1999, to common stock shareholders of record as of April 28, 1999, resulting in the issuance of 129,173 shares and a proportionate increase in the number of shares of common stock issuable upon the exercise of stock options outstanding. Weighted-average shares outstanding and all share and per share data have been restated for the effect of these stock dividends.

         In accordance with SFAS No. 128, the calculation of basic income per common share and diluted income per common share is detailed below:

                                                             Three Months Ended                    Nine Months Ended
                                                       --------------------------------     --------------------------------
                                                                September 30,                        September 30,
                                                       --------------------------------     --------------------------------
                                                             2000             1999               2000            1999
                                                       ------------------ -------------     --------------- ----------------
Basic Income Per Common Share:
Net income                                                     $ 424,607     $ 322,563         $ 1,246,929        $ 827,004

Weighted average common shares outstanding                     2,737,705     2,804,679           2,729,180        2,833,113
                                                       ------------------ -------------     --------------- ----------------
                                                       ------------------ -------------     --------------- ----------------
Basic income per common share                                      $0.16         $0.11               $0.46            $0.29
                                                       ------------------ -------------     --------------- ----------------
                                                       ------------------ -------------     --------------- ----------------

Diluted Income Per Common Share:
Net income                                                     $ 424,607     $ 322,563          $1,246,929        $ 827,004

Weighted average common shares outstanding                     2,737,705     2,804,679           2,729,180        2,833,113
Dilutive effect of stock options                                  28,609        27,572              22,518           27,812
                                                       ------------------ -------------     --------------- ----------------
Diluted weighted average
  common shares outstanding                                    2,766,314     2,832,251           2,751,698        2,860,925
                                                       ------------------ -------------     --------------- ----------------
                                                       ------------------ -------------     --------------- ----------------
Diluted income per common share                                    $0.15         $0.11               $0.45            $0.29
                                                       ------------------ -------------     --------------- ----------------




(5)      New Financial Accounting Standards

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. In certain circumstances a derivative may be specifically designed as a hedge of the exposure to changes in the fair values of a recognized asset or liability or an unrecognized firm commitment, the exposure to variable cash flows of a forecasted transaction, or the exposure to fluctuations in foreign currency. SFAS No. 133 will be effective for all periods beginning after June 15, 2000. Earlier application is permitted, but the statement shall not be applied retroactively to financial statements of prior periods. In June 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," was issued to amend SFAS No. 133 to address a limited number of issues related to implementation of SFAS 133. The implementation of SFAS No. 133, as amended, is not expected to have a material impact on the Company's consolidated financial statements.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Century Bancshares, Inc., a Delaware corporation ("Company"), and a registered bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA"), was incorporated and organized in 1985. The Company began active operations in 1986 with the acquisition of its subsidiary, Century National Bank ("Bank"), a full service bank which opened for business in 1982. The Bank provides a broad line of financial products and services to small and middle market businesses and individuals in the greater Washington, DC metropolitan area. With the addition of a new branch in Reston, Virginia, in August 2000, Century currently operates seven full-service banking offices - two in downtown Washington, four in Northern Virginia and one in Bethesda, Maryland
- a loan production office in Rockville, Maryland and an insurance agency at the following locations:

International Square Branch (Main office of bank) - 1875 Eye Street, NW, Washington, DC 20006 Pennsylvania Avenue Branch (Executive offices of Company) - 1275 Pennsylvania Avenue, NW, Washington, DC 20004 McLean Branch - 6832 Old Dominion Drive, McLean, Virginia 22101 Tysons Corner Branch - 8251 Greensboro Drive, McLean, Virginia 22102 Bethesda Branch - 7625 Wisconsin Avenue, Bethesda, Maryland 20814 Dumfries Branch - 18116 Triangle Shopping Plaza, Dumfries, Virginia 22026 (Acquired October 1999) Century Insurance Agency, LLC - Bank subsidiary headquartered in Dumfries Branch (Established August 1999) Rockville (Loan production office) - 1680 E. Gude Drive, Rockville, MD 20851 (Opened February 2000) Reston Branch - 1498 North Point Village Center, Reston, Virginia 20194 (Acquired August 2000)

         The  Company's   principal   executive  offices  are  located  at  1275
Pennsylvania Avenue, NW, Washington, DC 20004, and the phone number at that address is (202) 496-4100.

         On October 11, 2000, the Company announced it had reached a definitive agreement to acquire all the outstanding stock of GrandBanc, Inc., (OTC: GDBC) in a stock-for-stock exchange. The exchange ratio is fixed at 0.3318 shares of the Company's common stock for each share of GrandBanc, Inc. common stock, making the overall value of the transaction approximately $8.8 million. The transaction, which is expected to be accounted for as a pooling of interests, is subject to regulatory and shareholder approvals and is projected to be close in the first quarter of 2001. GrandBanc, Inc., which had $114 million in total assets at June 30, 2000, is the parent holding company of GrandBank, a Maryland chartered commercial bank headquartered in Rockville, Maryland which operates four banking offices in Montgomery County, Maryland and one banking office in Arlington County, Virginia.

         The Company derives substantially all of its revenue and income from the operation of the Bank, which provides a full range of commercial and consumer banking services to small and middle market businesses and individuals in the Washington, DC metropolitan area. As of September 30, 2000, the Company had total assets of $284.8 million, total deposits of $215.5 million, and stockholders' equity of $17.1 million. At September 30, 2000, there were approximately 1,000 shareholders of the Company's common stock, par value $1.00 per share ("Common Stock").

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


                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Net Income

         For the three months ended September 30, 2000, the Company's net income was $425 thousand, or $0.15 per diluted share, compared with $323 thousand for the three months ended September 30, 1999, or $0.11 per diluted share. The 32% increase in net income was primarily attributable to a $594 thousand increase in net interest income resulting from a 43% increase in average earning assets, and a $146 thousand increase in noninterest income, which were partially offset by a $519 thousand increase in noninterest expense and a $165 thousand increase in provision for credit losses. Return on average assets was 0.68% in the third quarter of 2000 compared with 0.74% for the same period in 1999. Return on average stockholders' equity was 10.00% for the three months ended September 30, 2000, compared with 8.25% for the same period in 1999. The ratio of stockholders' equity to total assets was 6.00% at September 30, 2000 compared with 7.61% at September 30, 1999.

         For the nine months ended September 30, 2000, the Company's net income was $1.247 million, or $0.45 per diluted share, compared with $827 thousand for the nine months ended September 30, 1999, or $0.29 per diluted share. The 51% increase in net income was primarily attributable to a $1.565 million increase in net interest income resulting from a 33% increase in average earning assets, and a $357 thousand increase in noninterest income, which were partially offset by a $1.119 million increase in noninterest expense and a $220 thousand increase in provision for credit losses. Return on average assets was 0.76% for the nine months ended September 30, 2000 compared with 0.67% for the same period in 1999. Return on average stockholders' equity was 10.14% for the nine months ended September 30, 2000, compared with 7.11% for the same period in 1999. The ratio of stockholders' equity to total assets was 6.00% at September 30, 2000 compared with 7.61% at September 30, 1999.

Net Interest Income

         For the quarter ended September 30, 2000, net interest income, on a fully taxable-equivalent basis, was $2.696 million compared with $2.039 million for the quarter ended September 30, 1999, an increase of $657 thousand, or 32%. The increase in net interest income between the periods was primarily the result of a 43% increase in average earning assets partially offset by a 35 basis point reduction in the net interest margin to 4.64% for the third quarter of 2000 from 4.99% for the same period in 1999. While the yield on average earning assets increased 59 basis points, the average rate paid on interest-bearing liabilities increased 97 basis points. Although average earning assets increased significantly, the increase was about equally distributed between higher yielding loans and lower yielding earning assets. The average cost of funds registered a steeper increase, in part due to competitive pressures, a customer preference for higher-rate money market accounts and time deposits, and to a greater degree, an increase in wholesale funding and the impact of the trust preferred issuance in late March 2000 (See "Preferred Securities of Subsidiary Trust").

         For the nine months ended September 30, 2000, net interest income, on a fully taxable-equivalent basis, was $7.566 million compared with $5.924 million for the same period last year, an increase of $1.642 million, or 28%. The increase in net interest income between the periods was primarily the result of a 33% increase in average earning assets partially offset by a 22 basis point reduction in the net interest margin to 4.90% for the nine months ended
September 30, 2000 from 5.12% for the same period in 1999. While the yield on average earning assets increased 34 basis points, the average rate paid on interest-bearing liabilities increased 60 basis points. Average earning assets increased significantly, but the increase was about equally distributed between higher yielding loans and lower yielding investment securities and federal funds sold. The average cost of funds, however, reflected a steeper increase, in part due to competitive pressures, a customer preference for higher-rate money market accounts and time deposits, and to a greater degree, an increase in wholesale funding and the impact of the trust preferred issuance in late March 2000 (See "Preferred Securities of Subsidiary Trust").

         The following tables set forth the average yields and rates for interest earned and paid for significant categories of interest earning assets and interest bearing liabilities, and their average balances, for the three and nine month periods ended September 30, 2000 and 1999.








                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Net Interest Income, continued

                   AVERAGE BALANCES AND INTEREST YIELDS/RATES
                             (Dollars in Thousands)

                                                       Three Months Ended September 30,
                                 -----------------------------------------------------------------------------
                                 ------------------------------------- ---------------------------------------
                                                 2000                                   1999
                                 ------------------------------------- ---------------------------------------
                                 ------------- ----------- ----------- ------------ ------------- ------------
                                                Interest    Average                   Interest      Average
                                   Average      Income/      Yield/      Average      Income/       Yield/
                                   Balance      Expense       Rate       Balance      Expense        Rate
                                 ------------- ----------- ----------- ------------ ------------- ------------

Interest-Earning Assets
  Loans, net (1)                     $161,847      $3,862       9.49%     $128,388        $2,873        8.88%
  Investment securities (2)(3)         54,283         969       7.10        15,380           219        5.65
  Federal funds sold                    8,688         143       6.55         4,714            60        5.05
  Interest bearing deposits
    with other banks                    6,344          97       6.08        13,483           171        5.03
                                 ------------- -----------             ------------ -------------
Total interest-earning assets         231,162       5,071       8.73%      161,965         3,323        8.14%
(3)

  Cash and due from banks               7,668                                6,680
  Other assets                          8,741                                3,600
                                 -------------                         ------------
Total Assets                         $247,571                             $172,245
                                 -------------                         ------------

Interest-Bearing Liabilities Interest-Bearing Deposits:
    NOW accounts                     $ 22,920        $ 47       0.82%     $ 19,368         $  54        1.11%
    Savings accounts                   20,925         227       4.32        19,990           212        4.21
    Money market accounts              26,989         248       3.66        19,362           150        3.07
    Time deposits                      68,053       1,011       5.91        51,035           649        5.05
  Borrowings and
    notes payable                      49,403         842       6.78        15,994           219        5.43
                                 ------------- -----------             ------------ -------------
Total interest-bearing
    liabilities                       188,290       2,375       5.02%      125,749         1,284        4.05%


  Non-interest bearing deposits        40,067                               29,520
  Other liabilities                     2,325                                1,448
                                 -------------                         ------------
Total liabilities                     230,681                              156,717

Stockholders' equity                   16,890                               15,528
                                 -------------                         ------------
Total liabilities and
    stockholders' equity             $247,571                             $172,245
                                 -------------                         ------------

                                               -----------                          -------------
Net interest income and spread                     $2,696       3.71%                     $2,039        4.09%
                                               -----------                          -------------

Net interest margin (3)                                         4.64%                                   4.99%

(1) Non-accrual loan balances are included in the calculation of Average Balances - Loans, Net. Interest income on non-accrual loan balances is included in interest income to the extent that it has been collected.
(2) Average balance and average rate for investment securities are computed based on book value of securities held-to-maturity and amortized cost basis of securities available-for-sale.
(3) Interest and yield on obligations of state and political subdivisions included in investment securities are computed on a taxable-equivalent basis using a federal tax rate of 34%.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Net Interest Income, continued

                   AVERAGE BALANCES AND INTEREST YIELDS/RATES
                             (Dollars in Thousands)

                                                       Nine Months Ended September 30,
                                 -----------------------------------------------------------------------------
                                 ------------------------------------- ---------------------------------------
                                                 2000                                   1999
                                 ------------------------------------- ---------------------------------------
                                 ------------- ----------- ----------- ------------ ------------- ------------
                                                Interest    Average                   Interest      Average
                                   Average      Income/      Yield/      Average      Income/       Yield/
                                   Balance      Expense       Rate       Balance      Expense        Rate
                                 ------------- ----------- ----------- ------------ ------------- ------------

Interest-Earning Assets
  Loans, net (1)                     $149,971     $10,478       9.33%     $125,629        $8,384        8.92%
  Investment securities (2)(3)         36,242       1,841       6.79        12,291           516        5.61
  Federal funds sold                   11,136         517       6.20         4,766           177        4.97
  Interest bearing deposits
    with other banks                    8,974         400       5.95        11,902           442        4.97
                                 ------------- -----------             ------------ -------------
Total interest-earning assets         206,323      13,236       8.57%      154,588         9,519        8.23%
(3)

  Cash and due from banks               7,842                                6,660
  Other assets                          5,702                                3,593
                                 -------------                         ------------
Total Assets                         $219,868                             $164,841
                                 -------------                         ------------

Interest-Bearing Liabilities Interest-Bearing Deposits:
    NOW accounts                     $ 22,489       $ 148       0.88%     $ 19,314         $ 169        1.17%
    Savings accounts                   19,776         616       4.16        20,284           640        4.22
    Money market accounts              26,505         697       3.51        20,538           478        3.11
    Time deposits                      59,638       2,435       5.45        46,238         1,774        5.13
  Borrowings and
    notes payable                      34,977       1,774       6.78        12,533           534        5.70
                                 ------------- -----------             ------------ -------------
Total interest-bearing
    liabilities                       163,385       5,670       4.64%      118,907         3,595        4.04%

  Non-interest bearing deposits        37,439                               28,801
  Other liabilities                     2,614                                1,588
                                 -------------                         ------------
Total liabilities                     203,438                              149,296

Stockholders' equity                   16,430                               15,545
                                 -------------                         ------------
Total liabilities and
    stockholders' equity             $219,868                             $164,841
                                 -------------                         ------------

                                               -----------                          -------------
Net interest income and spread                     $7,566       3.93%                     $5,924        4.19%
                                               -----------                          -------------

Net interest margin (3)                                         4.90%                                   5.12%


(1) Non-accrual loan balances are included in the calculation of Average Balances - Loans, Net. Interest income on non-accrual loan balances is included in interest income to the extent that it has been collected.
(2) Average balance and average rate for investment securities are computed based on book value of securities held-to-maturity and amortized cost basis of securities available-for-sale.
(3) Interest and yield on obligations of state and political subdivisions included in investment securities are computed on a taxable-equivalent basis using a federal tax rate of 34%.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Noninterest Income

         Noninterest income was $557 thousand in the third quarter of 2000, a $146 thousand, or 36% increase when compared with the same quarter of 1999, which was $411 thousand (see table below). The increase between the periods was primarily due to increases in deposit service charges (53%) resulting from higher volumes, coupled with service charge fee increases implemented early in the second quarter of 2000. Increased volumes also resulted in a $29 thousand, or 15%, increase in credit card and merchant fees in the third quarter of 2000 compared with the same period last year. Mortgage loan origination fees increased by 40% when compared with same quarter of 1999.

                               NONINTEREST INCOME
                             (Dollars in Thousands)

                                                        Three Months Ended September 30,
                                         ---------------------------------------------------------------
                                              2000            1999          $ Change       % Change
                                         --------------- --------------- --------------- --------------
Service charges on deposit accounts           $ 248,846        $162,846       $ 86,000           52.8 %
Credit card and merchant fees                   216,694         188,095         28,599           15.2
Mortgage loan origination fees                   37,212          26,673         10,539           39.5
Commission and other fee income                  50,970          31,872         19,098           59.9
Other income                                      3,226           1,586          1,640          103.4
                                         --------------- --------------- --------------- ---------------
Total noninterest income                      $ 556,948        $411,072      $ 145,876           35.5 %
                                         --------------- --------------- --------------- ---------------


         Noninterest income was $1.6 million in the first nine months of 2000, a $357 thousand increase when compared with the same period of 1999, which was $1.247 million (see table below). The increase between the periods was primarily due to increases in deposit service charges, credit card and merchant fees, and ATM fees (included in commission and other fee income) caused by increased volumes. The growth in service charges on deposit accounts was also influenced by service charge fee increases implemented in April 2000.

                               NONINTEREST INCOME
                             (Dollars in Thousands)

                                                        Nine Months Ended September 30,
                                         ---------------------------------------------------------------
                                              2000            1999          $ Change       % Change
                                         --------------- --------------- --------------- --------------
Service charges on deposit accounts           $ 691,502       $ 491,470      $ 200,032           40.7 %
Credit card and merchant fees                   678,275         562,712        115,563           20.5
Mortgage loan origination fees                   70,969          60,430         10,539           17.4
Commission and other fee income                 147,717         112,056         35,661           31.8
Other income                                     15,849          20,410         (4,561)         (22.3)
                                         --------------- --------------- --------------- ---------------
Total noninterest income                    $ 1,604,312     $ 1,247,078      $ 357,234           28.6 %
                                         --------------- --------------- --------------- ---------------


Noninterest Expense

Noninterest expense was $2.3 million in the third quarter of 2000, an increase of $519 thousand, or 29%, when compared with the same period in 1999 when total noninterest expense was $1.8 million. The increase in noninterest expense included a $56 thousand, or 32%, increase in professional fees principally due to higher consulting fees related to information systems technology and noninterest income improvement initiatives. An increase in infrastructure coinciding with the acquisition of the Reston Branch in August 2000, the
Dumfries Branch in October 1999 and the establishment of a loan production office in February 2000 was accompanied by increases in several noninterest expense categories including salaries and benefits, which increased $195 thousand, or 27%; deposit premium expense which increased $40 thousand, or 84%; occupancy and equipment expense which increased $63 thousand, or 32%; communications expenses which increased $25 thousand, or 28%; and other expenses which increased $75 thousand, or 41%.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

         The following table sets forth the various categories of, and changes in, noninterest expense for the three months ended September 30, 2000 and 1999:

                               NONINTEREST EXPENSE
                             (Dollars in Thousands)

                                                        Three Months Ended September 30,
                                         ---------------------------------------------------------------
                                              2000            1999          $ Change       % Change
                                         --------------- --------------- --------------- --------------
Salaries and employee benefits                 $917,082       $ 721,985       $ 195,097         27.0 %
Occupancy and equipment expense                 256,985         194,077          62,908         32.4
Professional fees                               230,722         175,077          55,645         31.8
Data processing                                 342,805         295,024          47,781         16.2
Depreciation and amortization                   127,013         112,735          14,278         12.7
Amortization of deposit premiums                 87,182          47,385          39,797         84.0
Communications                                  111,399          86,859          24,540         28.3
Federal deposit insurance premiums                8,999           4,365           4,634        106.2
Other expenses                                  257,409         182,741          74,668         40.9
                                         --------------- --------------- --------------- --------------
Total noninterest expense                    $2,339,596      $1,820,248        $519,348         28.5 %
                                         --------------- --------------- --------------- --------------

         Noninterest expense was $6.5 million in the first nine months of 2000, an increase of $1.119 million, or 21%, when compared with the first nine months of 1999 when total noninterest expense was $5.4 million. The increase in noninterest expense included a $205 thousand, or 39%, increase in professional fees primarily due to legal fees incurred associated with the trust preferred issuance and higher consulting fees related to information systems technology. An increase in infrastructure coinciding with the Company's expansion activities was accompanied by increases in several noninterest expense categories including salaries and benefits, which increased by $408 thousand, or 19%; occupancy and equipment which increased by $118 thousand, or 19%; data processing which increased $195 thousand, or 23%; and communications which increased by $48 thousand, or 19%.

         The following table sets forth the various categories of, and changes in, noninterest expense for the nine months ended September 30, 2000 and 1999:

                               NONINTEREST EXPENSE
                             (Dollars in Thousands)

                                                        Nine Months Ended September 30,
                                         ---------------------------------------------------------------
                                              2000            1999          $ Change       % Change
                                         --------------- --------------- --------------- --------------
Salaries and employee benefits               $2,514,659      $2,106,431        $408,228         19.4 %
Occupancy and equipment expense                 732,203         614,629         117,574         19.1
Professional fees                               727,887         523,275         204,612         39.1
Data processing                               1,035,666         840,510         195,156         23.2
Depreciation and amortization                   353,544         340,181          13,363          3.9
Amortization of deposit premiums                202,386         142,153          60,233         42.4
Communications                                  305,273         256,787          48,486         18.9
Federal deposit insurance premiums               23,691          13,021          10,670         81.9
Other expenses                                  625,375         564,945          60,430         10.7
                                         --------------- --------------- --------------- --------------
Total noninterest expense                    $6,520,684      $5,401,932      $1,118,752         20.7 %
                                         --------------- --------------- --------------- --------------

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Investments

         The Company's investment portfolio of $68.4 million as of September 30, 2000 consisted mostly of U.S. Government Agency obligations supplemented by municipals and corporate bonds. This represented an increase of $45.9 million, or 204%, compared with the investment portfolio total of $22.5 million at December 31, 1999. The increase during the first nine months of 2000 was reflective of the execution of $10 million in wholesale leveraging transactions, the investment of the proceeds from the trust preferred issuance and the investment of a portion of the proceeds from the Reston Branch purchase. (see
Note 2-- "Acquisition Activities" and Note 3--"Investment Securities" and "Preferred Securities of Subsidiary Trust").

Loans

         The Company presently is, and in the future expects to remain, a middle market banking organization serving professionals and businesses with interests in and around the Washington, DC metropolitan area. Most of the Company's loan portfolio is collateralized by first mortgages on commercial or residential real estate or home equity lines of credit on residential real estate. The loan portfolio increased $41.6 million, or 30%, since December 31, 1999 due to strong demand. As of September 30, 2000 and 1999, approximately $129.5 million, or 72% and $85.8 million, or 65%, respectively, of the Company's total loan portfolio consisted of loans secured by real estate. As of September 30, 2000 and 1999, 1-to-4 family residential mortgage loans and home equity lines of credit represented $44.2 million, or 25%, and $34.6 million, or 26%, respectively, of the Company's total loan portfolio. Given the localized nature of the Company's lending activities, the primary risk factor affecting the portfolio as a whole is the health of the local economy and its effects on the value of local real estate. The Company mitigates this risk by maintaining strong underwriting guidelines.

         The following table sets forth the composition of the Company's loan portfolio by type of loan on the dates indicated:

                            LOAN PORTFOLIO ANALYSIS
                             (Dollars in Thousands)

                                                         September 30,             December 31,
                                                  ------------------------------ ---------------
                                                  -------------- --------------- ---------------
                                                      2000            1999            1999
                                                  -------------- --------------- ---------------
                                                  -------------- --------------- ---------------
Aggregate Principal Amount
Type of loan:
    1-4 family residential mortgage                     $30,445         $25,541         $24,926
    Home equity loans                                    13,803           9,074           9,724
    Multifamily residential                               2,202           2,441           2,635
    Construction                                          8,856           4,559           4,425
    Commercial real estate                               74,185          44,153          48,242
    Commercial loans                                     39,496          34,615          37,585
    Installment and credit card loans                    10,257          10,748          10,175
    Other loans                                             468             564             437
                                                  -------------- --------------- ---------------
Gross loans                                             179,712         131,695         138,149
Less: unearned income and deferred costs                     28              47              73
                                                  -------------- --------------- ---------------
Total loans, net of unearned                           $179,684        $131,648        $138,076
                                                  -------------- --------------- ---------------

Percentage of Loan Portfolio
Type of loan:
    1-4 family residential mortgage                       16.9%           19.4%           18.1%
    Home equity loans                                      7.7             6.9             7.0
    Multifamily residential                                1.2             1.8             1.9
    Construction                                           4.9             3.5             3.2
    Commercial real estate                                41.3            33.5            34.9
    Commercial loans                                      22.0            26.3            27.2
    Installment and credit card loans                      5.7             8.2             7.4
    Other loans                                            0.3             0.4             0.3
                                                  -------------- --------------- ---------------
Gross loans                                              100.0%          100.0%          100.0%
                                                  -------------- --------------- ---------------

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

         Management actively monitors the Company's asset quality in a continuing effort to charge off loans against the allowance for credit losses when appropriate and to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if actual economic conditions and other assumptions differ from those used in making the initial determinations. At September 30, 2000, the allowance for credit losses was $1.7 million, or 0.93% of total loans compared with $1.4 million, or 1.03% of total loans as of September 30, 1999. The combined effect of substantial loan growth and the utilization of specific reserves associated with nonperfoming loan balances charged-off during the quarter resulted in an overall decline in the ratio of allowance for credit losses to total loans. However, management believes the allowance at September 30, 2000 is adequate to absorb estimated probable credit losses based on the evaluation factors described above. The allowance for credit losses as a percentage of nonperforming loans was 142% at September 30, 2000, compared to 178% at September 30, 1999.

         Total nonperforming loans were $1.2 million at September 30, 2000, compared with $760 thousand at September 30, 1999. At September 30, 2000, most of the non-accrual loan balances ($995 thousand of $1.043 million) consisted of two borrowing relationships. The Company has accelerated collection efforts with regard to these borrowing relationships. The remaining balances of the loans represented by these two relationships are, in the opinion of the Company, well secured by first liens on real property within the Company's market area.

         Provisions for credit losses are charged to income to bring the total allowance for credit losses to a level deemed appropriate by management, based on the factors identified above. The provision for credit losses during the first nine months of 2000 was $655 thousand compared with $435 thousand for the same period last year, an increase of $220 thousand, or 51%. The increase in the provision is reflective of the 30% growth in loans outstanding in the past twelve months, coupled with an increase in net charge-offs. Net charge-offs for the nine months ended September 30, 2000 were $507 thousand compared with $212 thousand for the same period last year. These trends, taken into consideration with other factors in the Company's internal analysis of the valuation allowance for credit loss, have led to increased reserve requirements and a resulting provision expense to maintain the allowance at a level deemed appropriate by management of the Company (see table on the following page).

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Nonperforming Loans

         The following table sets forth certain information with respect to the Company's non-accrual loans, other real estate owned and accruing loans which are contractually past due 90 days or more as to principal or interest, for the periods indicated:

                                                            NONPERFORMING ASSETS
                                                          (Dollars in Thousands)

                                                     September 30,        December 31,
                                               ------------------------ ---------------
                                                                        ---------------
                                                  2000        1999           1999
                                               ----------- ------------ ---------------

Non-accrual loans                                 $1,043         $693            $515
Accruing past due 90 days or more                    134           67               -
                                               ----------- ------------ ---------------
Total nonperforming loans                          1,177          760             515

Other real estate owned                                -            -               -
                                               ----------- ------------ ---------------
Total nonperforming assets                        $1,177         $760            $515
                                               ----------- ------------ ---------------

Nonperforming assets to total assets                0.41%        0.38%           0.37%
Nonperforming loans to total loans                  0.66%        0.58%           0.25%


Allowance for Credit Losses

         The Company maintains an allowance for credit losses based upon, among other things, such factors as historical experience, the volume and type of lending conducted by the Company, the amount of nonperforming assets, regulatory policies, generally accepted accounting principles, general economic conditions, and other factors related to the collectibility of loans in the Company's portfolio. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if such factors and conditions differ from the assumptions used in making the initial determinations. Based upon criteria consistently applied during the periods, the Company's allowance for credit losses was $1.7 million or, 0.93% of total loans as of September 30, 2000.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Allowance for Credit Losses, continued

         The following table sets forth an analysis of the Company's allowance for credit losses for the periods indicated:

                                                                           ALLOWANCE FOR CREDIT LOSSES
                                                                              (Dollars in Thousands)

                                                         Three Months Ended September 30, Nine Months Ended September 30,
                                                 ------------------------------------ -----------------------------------------
                                                       2000              1999                2000                 1999
                                                 ----------------- ------------------ -------------------- --------------------

Average net loans outstanding                           $161,847           $128,388             $149,971             $125,629

Loans outstanding at period-end                          179,684            131,648              179,684              131,648

Total nonperforming loans                                  1,177                760                1,177                  760
                                                 ----------------- ------------------ -------------------- --------------------

Beginning balance of allowance                            $1,743             $1,409               $1,519               $1,128

Loans charged-off:
Commercial loans                                             315                119                  476                  156
Installment and credit card loans                             39                 52                   61                   72
                                                 ----------------- ------------------ -------------------- --------------------
Total loans charged off                                      354                171                  537                  228

Recoveries of previous charge-offs:
1-4 family residential mortgage                                1                  1                    3                    4
Commercial loans                                               -                  -                   20                    -
Installment and credit card loans                              2                  2                    7                   12
                                                 ----------------- ------------------ -------------------- --------------------
Total recoveries                                               3                  3                   30                   16
                                                 ----------------- ------------------ -------------------- --------------------
Net loans charged-off                                        351                168                  507                  212

Provision for credit losses                                  275                110                  655                  435

                                                 ----------------- ------------------ -------------------- --------------------
Balance at end of period                                  $1,667             $1,351               $1,667               $1,351
                                                 ----------------- ------------------ -------------------- --------------------

Net charge-offs to average loans (annualized)               0.86%              0.52%                0.47%                0.23%
Allowance as % of total loans                               0.93%              1.03%                0.93%                1.03%
Nonperforming loans as % of total loans                     0.66%              0.58%                0.66%                0.58%
Allowance as % of nonperforming loans                        142%               178%                 142%                 178%


                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Deposits

         The Company's total deposits at September 30, 2000, were $215.5 million, an increase of $78.1 million, or 56.8%, over the balance at September 30, 1999, and an increase of $61.6 million, or 40.1% compared with 1999's year-end balance. These increases include the effect of the Reston Branch purchase in August 2000. Total average deposits were $165.8 million for the nine months ended September 30, 2000, an increase of $30.7 million, or 23%, compared with the first nine months of 1999. The Company views deposit growth as a significant challenge in its effort to increase its asset size. Thus, the Company is focusing on its branching program with increased emphasis on commercial accounts, and the offering of more competitive interest rates and products to stimulate deposit growth. This strategy has and will continue to result in a relatively higher cost of funds in addition to lower fee income as many of these commercial customers may utilize accounts with lower transaction costs and have a lower number of transactions than retail customers.

         The following table sets forth the average balances and weighted average rates for the Company's categories of deposits for the periods indicated:

                                                                     AVERAGE DEPOSITS
                                                                (Dollars In Thousands)

                                                            Nine Months Ended September 30,
                                      -----------------------------------------------------------------------------
                                      ------------------------------------ -- -------------------------------------
                                                     2000                                     1999
                                      ------------------------------------ -- -------------------------------------
                                                   Weighted                                 Weighted
                                       Average      Average       % of          Average      Average       % of
                                       Balance       Rate        Total          Balance       Rate        Total
                                      ----------- ------------ -----------    ------------ ------------ -----------
Noninterest-Bearing Deposits             $37,439        0.00%       22.6%         $28,801        0.00%       21.3%
Interest-Bearing Deposits:
    NOW accounts                          22,489        0.88        13.5           19,314        1.17        14.3
    Savings accounts                      19,776        4.16        11.9           20,284        4.22        15.0
    Money market accounts                 26,505        3.51        16.0           20,538        3.11        15.2
    Time deposits                         59,638        5.45        36.0           46,238        5.13        34.2
                                      -----------              -----------    ------------              -----------
Total                                   $165,847                   100.0%        $135,175                   100.0%
                                      -----------              -----------    ------------              -----------
Weighted Average Rate                                   3.14%                                    3.03%
                                                  ------------                             ------------


Preferred Securities of Subsidiary Trust

    Transaction Structure

         During the first quarter of 2000, the Company formed a new, wholly owned statutory business trust, Century Capital Trust I (the "Trust"), which issued $8.8 million of capital securities (the "Capital Securities") to a third party. The Trust invested the proceeds in an equivalent amount of junior subordinated debt securities of the Company bearing an interest rate equal to the rate on the Capital Securities. These debt securities, which are the only assets of the Trust, are subordinate and junior in right of payment to all present and future senior indebtedness (as defined in the indenture) and certain other financial obligations of the Company. The Company has fully and unconditionally guaranteed the Trust's obligations under the Capital Securities.

         For financial reporting purposes, the Trust is treated as a subsidiary of the Company and consolidated in the corporate financial statements. The Capital Securities are presented as a separate category of long-term debt on the Condensed Consolidated Statement of Financial Condition entitled " Preferred Securities of Subsidiary Trust." The Capital Securities are not included as a component of stockholders' equity in the Condensed Consolidated Statement of Financial Condition. For regulatory purposes, however, the Federal Reserve Board treats the Capital Securities as Tier I or Tier 2 capital.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Preferred Securities of Subsidiary Trust, continued

         The Capital Securities pay cash distributions semiannually at an annual rate of 10.875% of the liquidation preference. Distributions to the holders of the Capital Securities are included in interest expense, within the category entitled "Interest on borrowings." Under the provisions of the subordinated debt, the Company has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debt are deferred, the distributions on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative.

         Subject to the prior approval of the Federal Reserve Board, the Capital Securities, the assets of the Trust, and the common securities issued by the Trust are redeemable at the option of the Company in whole or in part on or after March 8, 2010, or at any time, in whole but not in part, from the date of issuance, upon the occurrence of certain events.

       Impact on Financial Condition and Results of Operations

         The treatment of the Capital Securities as Tier I or Tier 2 capital, in addition to the ability to deduct the expense of the junior subordinated debt securities for federal income tax purposes, provided the Company with a cost-effective method of raising capital to support continued expansion activities in the Washington, DC metropolitan area through the establishment and/or acquisition of additional branch offices and possible corporate acquisitions.

         The Company received net proceeds of $8.536 million from the issuance of the Capital Securities. As of September 30, 2000, the Company had invested $7.5 million of those proceeds in common stock and subordinated debt of its subsidiary, Century National Bank (the "Bank"). Such investment increased the Bank's capital position in support of the Bank's loan growth and its acquisition of the Reston Branch. The remaining $1.036 million of net proceeds from the Capital Securities was held in cash at the holding company level as of September 30, 2000.

         Taking the underwriting discount into account, the Capital Securities have an effective interest cost to the Company of 11.1% per annum. To mitigate the negative impact of this interest cost on the Company's consolidated net income, the Bank invested $8.465 million of its liquid assets in a diversified portfolio of investment-grade corporate and municipal obligations with a weighted-average taxable-equivalent yield of 9.11%. Additionally, the Bank entered into two wholesale leveraging transactions in which it borrowed a total of $10 million at a weighted-average cost of 6.44 % and invested the proceeds in federal agency and municipal obligations with a weighted-average taxable-equivalent yield of 7.99%.

         From a financial ratio standpoint, these transactions, incrementally, had a negative impact on the Company's return on assets and net interest margin for the three-month and nine-month periods ended September, 2000 in comparison to the same periods last year because the transactions reduced taxable-equivalent net interest income while increasing the level of earning assets.

Capital Resources

         Total stockholders' equity at September 30, 2000, was $17.1 million, an increase of $1.4 million compared with total stockholders' equity of $15.7 million at December 31, 1999. Stockholders' equity was increased during the first nine months of 2000 by net income of $1.247 million; $129 thousand received from the exercise of stock options; and $82 thousand in unrealized gains on investment securities available for sale, net of the tax effect; and was reduced by $39 thousand paid to acquire treasury stock.

         The Office of the Comptroller of the Currency has established certain minimum risk-based capital standards that apply to national banks, and the Company is subject to certain capital requirements imposed on bank holding companies by the Federal Reserve Board. At September 30, 2000, Century National Bank exceeded all applicable regulatory capital

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Capital Resources, Continued

requirements for classification as a "well capitalized" bank, and the Company satisfied all applicable regulatory requirements imposed on it by the Federal Reserve Board.

         At September 30, 2000, the Company's risk based capital ratios for Tier I Capital to risk weighted assets, Total Capital to risk weighted assets, and Tier 1 Capital to average assets were 8.82%, 11.20% and 7.29%, respectively.


Year 2000 Compliance

         Transition and Ongoing Plans. The Company experienced no failures in any system or product upon the date change from December 31, 1999 to January 1, 2000. Although many of the critical dates have passed, some experts predict that Year 2000 related failures could occur throughout the year. Accordingly, the Company's project team will continue to monitor the Company's systems and attempt to identify any potential problems during the course of the year. In addition, the Company will continue to monitor the Year 2000 compliance of the third parties with which the Company transacts business. The Company continues to maintain its contingency plans with respect to Year 2000 related issues and believes that if its own systems should fail, it could temporarily convert to a manual systems for mission critical business functions.

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

         Asset liquidity is provided by cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future. The asset liquidity of the Bank is maintained in the form of vault cash, demand deposits with commercial banks, federal funds sold, interest-bearing deposits with other financial institutions, short-term investment securities, other investment securities available-for-sale, and short-term loans. The Company has defined "cash and cash equivalents" as those amounts included in cash and due from banks and federal funds sold. At September 30, 2000, the Company had cash and cash equivalents of $20.5 million, a slight increase when compared with the $20.2 million at December 31, 1999.

         Liability liquidity is provided by access to core funding sources, principally customers' deposit accounts in the Company's market area. As a member of the Federal Home Loan Bank of Atlanta ("FHLBA"), the Company is able to borrow up to 20% of its assets, on a short-term or long-term basis, secured by a blanket pledge of its 1-to-4-family residential mortgage loans, investment securities, and other collateral. The Company also has lines of credit from larger correspondent banks to borrow excess reserves on an overnight basis (known as "federal funds purchased") in the amount of $5.7 million, and to borrow on a secured basis ("repurchase agreements") in the amount of $5.0 million. At September 30, 2000, the Company had no outstanding federal funds purchased, and $20.1 million in customer repurchase agreements. Also at September 30, 2000, the Company was utilizing $20.6 million of available FHLBA credit in the form of fixed-rate ($17.6 million) and variable-rate ($3.0 million) advances with an average cost of 6.25%. The Company utilizes fixed rate term credit advances from the FHLBA to fund fixed-rate real estate loans and investments of comparable terms and maturities.

         The Company had cash on hand of $1.6 million at the holding company level at September 30, 2000. The Company anticipates using these funds as working capital available to support the future growth of the franchise as well as to pay normal operating expenses and dividends on the Capital Securities (see "Preferred Securities of Subsidiary Trust"). Working capital is further augmented by dividends available from the Bank, subject to certain regulatory restrictions generally applicable to national banks.

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

         Management seeks to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. Toward this end, the Company has a Finance Committee which reviews, on a regular basis, the maturity and repricing of the assets and liabilities of the Company. The Finance Committee has adopted the objective of achieving and maintaining a one-year cumulative GAP, as a percent of total assets, of between plus 10% and minus 10%. In addition, potential changes in net interest income under various interest rate scenarios are monitored. On a consolidated basis, the Company's one-year cumulative gap was a negative 4.1% of total assets at September 30, 2000.

         Market risk is the risk of loss from adverse changes in market prices and rates, arising primarily from interest rate risk in the Company's portfolios, which can significantly impact the Company's profitability. The Finance Committee has adopted the objective that an immediate increase or decrease of 200 basis points in market interest rates should not result in a change of more than 10% (plus or minus) in the Company's projected net interest income over the next twelve months, and not more than 20% (plus or minus) in projected net income over such period. At September 30, 2000, the forecasted impact of an immediate increase (or decrease) of 200 basis points would have resulted in an increase (or decrease) in net interest income over a twelve month period of 0.75% and (3.33%), respectively, and an increase (or decrease) in net income over a twelve month period of 2.87% and (12.75%), respectively. Due to the impact of certain assets acquired and liabilities assumed with the Reston Branch purchase in August 2000 and the resultant utilization of the proceeds from the transaction in a combination of loans and investments, some minor shifts in the magnitude and direction of forecasted net interest income changes has been noted in comparison to the forecasted results as of June 30, 2000; however, all forecasted simulations are well within policy guidelines.

         Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, the analysis included herein is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. The analysis is based on the Company's assets and liabilities as of September 30, 2000 and does not contemplate any actions the Company might undertake in response to changes in market interest rates, which could change the anticipated results.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.    The following exhibits are filed with this report:

    Exhibit 10.1 Lease Agreement between Reston North Point Village Limited
                 Partnership, Lessor, and Eastern American Bank, F.S.B., assumed by Century National Bank, August 25, 2000.

    Exhibit 11 Computation of Earnings Per Share for the three-and nine-month periods ended September 30, 2000.

    Exhibit 27   Financial Data Schedule, September 30, 2000.

(b) Reports on Form 8-K.

    A current report on Form 8-K was filed on September 8, 2000, regarding the consummation of the purchase of certain assets and assumption of certain deposits and other liabilities of the Reston Branch of Resource Bank.

    A current report on Form 8-K was filed on October 12, 2000 announcing the signing of a definitive agreement whereby the Company will acquire GrandBanc, Inc. in a stock-for-stock exchange.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                      For Quarter Ended September 30, 2000







                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            CENTURY BANCSHARES, INC.



Date: November 8, 2000    By:      /s/ JOSEPH S. BRACEWELL
                                   -----------------------
                                   Joseph S. Bracewell
                                   Chairman of the Board, President and
                                   Chief Executive Officer



Date: November 8, 2000    By:      /s/ DALE G. PHELPS
                                   -----------------------
                                   Dale G. Phelps
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                            CENTURY BANCSHARES, INC.

                                  EXHIBIT INDEX

                               September 30, 2000



The following exhibits are filed within this report.


Exhibit
Number     Description
------     -----------

10.1 Lease Agreement between Reston North Point Village Limited Partnership, Lessor, and Eastern American Bank, F.S.B., assumed by Century National Bank, August 25, 2000.

11 Computation of Earnings Per Share for the three- and nine-month periods ended September 30, 2000.

27         Financial Data Schedule, September 30, 2000.

EXHIBIT 10.1



                                 LEASE AGREEMENT
                                     BETWEEN
             RESTON NORTH POINT VILLAGE LIMITED PARTNERSHIP, LESSOR
                                       AND
                      EASTERN AMERICAN BANK, F.S.B., LESSEE
                               DATED: July 19,1993

1.       TERM

2.       MINIMUM RENTAL

3.       AUTHORITY/SUBORDINATION/NONDISTURBANCE/ATTORNMENT

4.       ADDITIONAL RENTS

5.       COMMON AREA MAINTENANCE AND COMMON AREAS

6.       ALTERATIONS AND CONSTRUCTION

7.       SIGNS AND ADVERTISING

8.       END OF TERM/REMOVAL OF PROPERTY/RESTORATION

9.       DEFAULT

10.      LIENS

11.      REMEDIES

12.      INSURANCE AND INDEMNITY

13.      DAMAGE AND DESTRUCTION

14.      REPAIRS, MAINTENANCE, AND LESSOR'S ACCESS

15.      CONDEMNATION

16.      USE AND OPERATION OF THE LEASED PREMISES

17.      SUBLEASE/ASSIGNMENT

18.      LESSOR REPRESENTATIONS

19.      NOTICE

20.      WAIVER, OMISSION

21.      HOLDOVER

22.      ENTIRE AGREEMENT

23.      MARKETING FUND

24.      TIME IS OF THE ESSENCE

25.      RENEWAL TERMS

26.      ENVIRONMENTAL

27.      ADA - NOTICE INDEMNIFICATION

28.      BANKRUPTCY AND INSOLVENCY

29.      TITLE:  SALE OF LEASED PREMISES BY LESSOR

30.      MISCELLANEOUS PROVISIONS

                                      LEASE

         THIS LEASE made this 19th day of July 1993, by and between RESTON NORTH POINT VILIAGE LIMITED PARTNERSHIP (herein called "Lessor") and EASTERN AMERICAN BANK, F.S.B., a Virginia corporation (herein called "Lessee"), provides that Lessor does hereby lease and demise to Lessee the following described real estate and any improvements located thereon described later herein, together with the non-exclusive right to use the Common Areas (defined below) and nonexclusive easements for parking and for ingress to and egress from the Leased Premises by the employees, customers and invitees of Lessee, over and on any driveways, parking lots and walkways presently existing or to be constructed on Lessor's property surrounding the Leased Premises and known as North Point Village Center, Reston, Virginia, as later herein described:

The "Leased Premises" or "Premises" refers to approximately 28,000 square feet of land area to permit the construction of a bank office of up to 2,500 square feet of usable, interior building area excluding any canopy area, outlined in red on Exhibit A-1 and A-2, which is part of that certain shopping center ("Shopping Center" or the "Center") which Lessor intends to construct or cause to be constructed presently known as North Point Village Center, located or to be located at the intersection of Lake Newport Road and Reston Parkway, Reston, Virginia. Lessee acknowledges that the portion of the Leased Premises depicted on Exhibit A-1 and outside of Lessee's Building Improvement Area (hereinafter defined) will form a part of the Common Area (as herein defined) of the Shopping Center.

         REFERENCE PROVISIONS, DEFINITIONS AND EXHIBITS

         As used in the Lease, the following terms shall have the meanings set forth below:

         Common Areas: means those portions of the Shopping Center, whether owned or leased by Lessor made available, for the common use and enjoyment of Lessee and other occupants or users of the Shopping Center. Common Areas shall include any improvements, equipment, areas and/or spaces for the non-exclusive, common and joint use which have, from time to time (as the same may be enlarged, reduced, replaced, increased, removed or otherwise altered by Lessor without material reduction or diminution), been designated by Lessor for common use by or for the benefit of all occupants of the Shopping Center.

         The Common Areas shall include, without limitation, Lessee's Common Improvement Area and any other area used for parking, access roads, driveways, entrances and exits, retaining walls not otherwise maintained by a lessee, landscaped areas, truck serviceways, loading docks, ramps and sidewalks, comfort bus stops, park and ride facilities, and first aid stations, utilities and related utility lines and meters (including those serving the Leased Premises but not on the Leased Premises, management offices, the offices used by the various Reston Community Groups and Merchants' Association offices (but not in excess of three thousand (3,000) square feet) , public washrooms, parcel pick-up stations, on-site signs identifying or advertising the Shopping Center and any maintenance buildings and equipment rooms presently located or hereafter constructed in the Shopping Center, provided that except as specified in this Lease nothing herein shall be understood as requiring Lessor to at any time construct any or all of the foregoing improvements or facilities in the Shopping Center.

         Any portions of the Shopping Center so included within common use, and any portion thereof not theretofore included within Common Areas shall be included when so designated by Lessor for common use. Notwithstanding the above, the roof, exterior walls, and those areas within the Shopping Center which house mechanical, electrical or other equipment or are otherwise determined at any time by Lessor to be used in operating and maintaining the Shopping Center shall be reserved for Lessor's exclusive use.

         Common Area Charges: means all of the reasonable costs and expenses which are incurred by Lessor in connection with the operation and maintenance of the Common Areas, including, but not limited to, costs incurred for operating, equipping, cleaning, painting, repairing, replacing and maintaining the Shopping Center and the Common Areas, including, but not limited to, those areas of the Shopping Center which house mechanical, electrical or other equipment serving the Shopping Center as a whole or are otherwise determined from time to time by Lessor to be used in operating or maintaining the Shopping Center. "Common Area Charges" include, but are not limited to, any premiums, fees and other charges, including insurance maintained by Lessor with respect to the Shopping Center, the cost of maintaining, repairing, and replacing and repaving (when necessary) the Common Areas; removing snow, ice, and debris from the roadways and parking areas; maintaining and repairing or repainting (when necessary) directional signs, pavement markings, and parking lot striping; repairing and replacing (when necessary) outdoor lighting facilities; cutting fertilizing and watering the grass and otherwise caring for and replanting (when necessary) all shrubbery and landscape areas; maintaining and monitoring sprinkler system (when necessary) to provide fire protection; providing such security as Lessor, in its sole discretion deems advisable; operating, maintaining, repairing and replacing ducts, conduits, fire protection systems, roofs, storm and sanitary drainage systems and other utility systems, on and off-site traffic regulation and control signs and devices, and compliance with all laws and regulations; seasonal decorations; all replacement and improvements of or to the Common Areas including, without limitation, floors, escalators, elevators, and similar facilities; machinery and equipment; all license and permit fees and any and all parking surcharges; music program services and loudspeaker systems; all costs and expenses relating to the employment of personnel (to the extent such personnel are on-site at the Shopping Center and their duties relate directly to the operation of the Shopping Center), including, without limitation, the salaries, benefits and insurance costs of such personnel; all utility costs relating to the Common Areas; and Lessor's administrative charge in an amount equal to fifteen percent (15%) of the total of all other Common Area Charges. "Common Area Charges" do not include Taxes; payments of principal and interest or rent by Lessor on any mortgages or ground leases; allowances for depreciation or cost recovery; items for which other lessees are responsible for under their respective leases; leasing commissions or other costs of procuring or retaining tenants; legal and accounting fees (other than fees relating directly to the Common Areas or the operation of the Shopping Center); capitalized improvements which are required to be capitalized under standard accounting principles for federal tax purposes; the cost of any tenant build-out for other lessees of the Shopping Center; compensation for officers and executive level personnel of Lessor; costs resulting from the negligence of Lessor or its employees, agents, or contractors; costs which are or should be covered by insurance required to be maintained by Lessor hereunder; costs relating to defense of title to the Shopping Center; the costs of Lessor's violation of any law or regulation; increased insurance costs not caused by Lessee; penalties, costs and interest caused by any late payment of Taxes; costs of any structural repairs to the Common Areas or the Shopping Center; costs for which Lessor is reimbursed directly by other lessees or other persons; depreciation or amortization of the improvements erected upon the Shopping Center and the Common Areas; repairs or rebuilding necessitated by condemnation; and cost of goods and services provided by persons related to or affiliated with Lessor, to the extent such costs materially exceed those which Lessor would have paid had those goods and services been provided by person unrelated to Lessor, costs relating to the operation of Lessor separate and apart from the shopping Century and costs associated with the maintaining any mechanical systems serving only the non-pad retail stores. Lessee shall have the right, once per Lease Year, to audit the Lessor's books and records as it pertains to the common Area Charges for the Shopping Center on ten (10) business days prior written notice. In the event that the results of such audit indicate that Common Areas Charges were actually less than as set forth in Lessor's Actual Common Area Statement (as described in Section 5(c) hereof), Lessor shall promptly upon demand refund the difference between the amounts previously paid by Lessee toward Common Area Charges and Lessee's Actual Common Area Statement exceed actual Common Area Charges by more than five percent (5%), Lessor shall promptly upon demand (i) reimburse Lessee for the costs of its audit, and (ii) pay Lessee a penalty equal to five percent (5%) of the excess.

         Lessee's Control Area. "Lessee's Control Area" means that portion of the Shopping Center cross-hatched in green on Exhibit A-2.

         Design Review Board of the Reston Association: For purposes of this Lease, the "Design Review Board", which hereinafter may be referred to as "DRB", shall mean and refer to that board of the Reston Association given authority under the declaration of covenants for the town of Reston, Virginia, to review and approve all development therein.

         Floor Area. Unless otherwise specifically set forth in this Lease, "Floor Area" when used with respect to Lessee's Building or when used with respect to any other space in the Shopping Center (or the entire Shopping Center), shall mean the actual number of leasable square feet as shown on the "as built" plans prepared by Lessor's or Lessee's architect as the case may be. The floor Area of the Shopping Center shall specifically exclude: (i) mezzanines, and (ii) all warehouse or storage areas, management offices, meter rooms, and community offices used by the Reston community. Floor Area shall be measured to the exterior face of all exterior walls.

         Interest: Unless otherwise specified, a rate per annum equal to one (1) percentage point above the prime rate, published in The Wall Street Journal (or if more than one rate is published, the average prime rate). Interest shall change on and as of each day on which a change in the prime rate occurs. If accrual or payment of such interest rate is unlawful, then Interest shall be equal to the maximum lawful rate.

         Lease Year: If the Term Commencement Date occurs on the first day of a calendar month, the period beginning on the Term Commencement Date and terminating on the last day of the twelfth full calendar month thereafter and each succeeding period of twelve (12) full calendar months during the Term. If the Term Commencement Date does not occur on the first day of a calendar month, then the period beginning on the first day of the next succeeding calendar month and terminating on the last day of the succeeding calendar month and terminating on the first day of the twelfth full calendar month thereafter, and each succeeding period of twelve (12) full calendar months during the Term.

         Partial Lease Year: Any period during the Term which is less than a full Lease Year.

         Lessee's Common Improvement Area. Any reference in this Lease and Exhibits to Lessee's Common Improvement Area shall mean and refer to that portion of the Leased Premises outside of Lessee's Building Improvement Area (hereinafter defined). Such Common Improvement Area is outlined in yellow on attached Exhibit A-1.

         Lessee's Common Area Improvements. Any reference in this Lease and Exhibits to Lessee's Common Area Improvements shall mean and refer to those improvements required of Lessee herein in Lessee's Common Improvement Area.

         Lessee's Building Improvement Area. Any reference in this Lease and Exhibits to Lessee's Building Improvement Area shall mean and refer to that portion of the Leased Premises on which Lessee is to construct its Building Improvements (hereinafter defined). Lessee's Building Improvement Area is outlined in blue on attached Exhibit A-1.

         Lessee's Building Improvements Any reference in the lease and Exhibits to Lessee's Building Improvements shall mean and refer to those improvements required of Lessee herein within Lessee's Building Improvement Area including Lessee's Building (hereinafter defined).

         Lessee's Building. Any reference in this Lease and Exhibits to Lessee's Building shall mean and refer to that building referred to in Exhibit B and required by this Lease and Exhibits to be built by Lessee within Lessee's Building Improvement Area from which lessee shall conduct its business operation during the Term.

         On-Site and Off-Site Improvement Expense. Lessor shall be responsible for constructing all necessary improvements to the Common Areas of the Shopping Center (exclusive of Lessee's Common Area Improvements in Lessee's Common Improvement Area which are Lessee's sole responsibility), including, but not limited to, all paving, lighting, striping, and landscaping. Lessee shall be responsible for constructing all of Lessee's Common Area Improvements as set forth in Exhibit B.

         Permitted Use: The Permitted Use for the Leased Premises shall be for the operation of a bank with triple drive through facility, and related uses offering banking and related financial services; and for no other purpose or purposes whatsoever. Lessee agrees to open as an Eastern American Bank.

         Person: An individual, firm, partnership, association, corporation, or any other entity.

         Rent:  All sums payable by Lessee to Lessor under the Lease.


         Schedules and Exhibits: The schedules and exhibits listed below are attached to the Lease and are hereby incorporated in and made a part of the Lease.

         Exhibit A         Legal Description of Shopping Center
         Exhibit A-1       Leased Premises
         Exhibit A-2       Shopping Center Site Plan
         Exhibit D         Lessor and Lessee Improvements
         Exhibit C         Signage Criteria
         Exhibit C-1       Lessee's Corporate Graphics
         Exhibit D         Rules and Regulations
         Exhibit E         Intentionally Deleted
         Exhibit F         Certificate of Delivery of Possession
         Exhibit G         Estoppel Certificate
         Exhibit H         Non-Disturbance Agreement


1.       TERM.

         (a) Initial Term - The Initial Term of the Lease shall be twenty (20) years, beginning at 12:01 AM on the Term Commencement Date and ending at 11:59 PM, on a date twenty (20) years after the first day of the first full month following the Term Commencement Date. (See paragraph 25 for Renewal Terms).

         (b) Term Commencement Date: The earlier of (a) the date Lessee initially opens the Leased Premises for business to the public, or (b) one hundred and fifty (150) days after the last to occur of the following dates (i) the date upon which Lessor delivers the Leased Premises to Tenant in accordance herewith including completion of paved driveways from Leased Premises to Reston Parkway or (ii) the date Lessee is obligated to commence construction in accordance with Exhibit B, II (E).

         Notwithstanding the above, if despite Lessee's diligent efforts in cooperation with Lessor's architect it is unable to obtain a building permit for Lessee's Building Improvements within the time periods set forth in Exhibit B hereof then the Term Commencement Date shall be extended one (1) day for each day that Lessee is unable to obtain the building permit up to a maximum of sixty
(60) days. If Lessee is unable to obtain the building permit within the aforesaid sixty (60) day period, then either Lessor or Lessee shall have right to terminate this Lease whereupon they shall be relieved of all further obligations hereunder (other than that which expressly survives Lease termination).

         (d) Condition precedent - The obligations of Lessee under this Lease are subject to, as a condition precedent, the issuance by the Virginia State Corporation Commission and the Federal Reserve Board or the Office of Thrift Supervision of a certificate authorizing the establishment by Lessee of a branch drive-in bank an the Leased Premises within four (4) months. Lessee covenants that it will make prompt application to the applicable governmental agency and that it will use its diligent efforts to pursue such application. Lessee agrees to notify Lessor promptly when and if the certificate referred to in this Subparagraph has been issued. In the event that such certificate or conditions are not issued or satisfied within four (4) months after the date hereof, Lessor or Lessee shall have the option to terminate all obligations of the parties under this Lease by written notice of termination sent to the other party within thirty (30) days thereafter.

         (e) Dates documented - A Certificate of Delivery of Possession, in the form attached hereto as Exhibit F, will be executed by the parties setting forth the Term Commencement Date after the Term Commencement Date has been established.

2.       MINIMUM RENT:
         ------------

         (a) Amount - The Minimum Rent during the initial year of the Lease term from the Term Commencement Date to the last day of the first Lease Year shall be $96,000.00 per year, payable in equal monthly installments of $8,000.00.

         Minimum Rent for each Lease Year two (2) through twenty (20) shall be the Minimum Rent then in effect at the end of the previous Lease Year increased on each anniversary of the Term Commencement Date by the greater of i) seventy-five percent (75%) of the increase, if any, in the Consumer Price Index, for all Urban consumers (CPI-U) - Washington D.C., MD, VA, Selected areas, All Items (1981-84 = 100) published by the Bureau of Labor statistics over the prior twelve (12) month period or ii) four percent (4%) of the then current Minimum Rent.

         (b) Timing of payment - Rent, as set forth herein, shall be due and payable in advance in equal monthly installments by Lessee to Lessor on the first (lst) day of each calendar month beginning on the Term Commencement Date, without prior demand therefor and without any counterclaim, offset or deduction whatsoever at its address designated in Section 19(b) hereof or such other place as the Lessor may otherwise specify in writing from time to time. The foregoing notwithstanding Tenant shall have no obligation to pay Minimum Rent for the first one hundred and five days (105) after the Term Commencement Date.

         (c) Late charge - In addition to constituting a default under the Lease, and in addition to Lessor's other rights and remedies for such default, if Lessee shall fail to make any payment of Rent within ten (10) days after such payment is due, Lessee shall pay to Lessor, as a late charge, an amount equal to four percent (4%) of such late payment. Such payment shall not excuse or waive the late payment of Rent.

         (d) Nature of payment - Any payment by Lessee of a lesser amount than that due hereunder shall be treated as a payment on account. In the event that any check for a lesser amount than that due bears an endorsement or statement, or is accompanied by a letter stating, that such lesser amount constitutes "payment in full" (or terms of similar import), Lessor's acceptance thereof shall not be an accord and satisfaction, and such statement shall be given no effect. Lessor may accept any such check without prejudice to any rights or remedies which Lessor may have against Lessee. All other sums of money or charges required to be paid by Lessee under this Lease, including but not limited to, Minimum Rent, Lessee's share of Common Area Expenses and Taxes and any other payment due shall be deemed Rent, Lessee shall pay Rent as and when due hereunder, irrespective of whether said sums or charges be designated as Rent. If any such amount or charge is not paid when due hereunder, it shall nevertheless be collectible with the next installment of Minimum Rent, or other Rent next falling due pursuant to this Lease. However, nothing contained herein shall be deemed to suspend or delay the time for payment of any amount which becomes due and payable hereunder, or to limit any remedy to which Lessor may be entitled as a result of Lessee's failure timely to pay Rent.

         (e) Partial period - For any portion of a calendar month included at the beginning or end of the Term, Lessee shall pay in advance, at the beginning of such portion, 1/30th of each monthly installment of Rent (including, without limitation, Minimum Rent, Tax Estimates, Operating Costs Estimates, and Marketing Fund Dues) payable with respect to such portion for each day included in such portion.

3.       AUTHORITY/SUBORDINATION/NONDISTURBANCE/ATTORNMENT

         (a) Authority - The Lessor represents and warrants that it has entered into a contract with a general contractor to construct the Shopping Center in substantial conformance with the configuration set forth in Exhibit A-3. Lessor shall have the unilateral right to assign this Lease to an entity or entities formed to own, develop and operate the Shopping Center after the date hereof without Lessee's consent. Lessee agrees to accept any assignee as the Lessor hereof and to attorn in every respect to such assignee as if the original Lessor hereunder. In the event that Lessor sells the Shopping Center prior to the opening of the supermarket anchoring the center, Lessor shall promptly notify Lessee in writing of such sale and Lessee shall have the right for ten days thereafter to terminate and cancel this lease.

         (b) Subordination. Lessee's rights under this Lease are subordinate to:
(i) all present and future ground or underlying leases involving all or any part of the Shopping Center; and (ii) any easement, license, lien, mortgage, deed of trust or other financing or security instrument now or hereafter affecting the Shopping Center or any portion thereof; (those documents referred to in (i) and (ii) above hereinafter referred to as a "Mortgage" and the person or persons having the benefit of same being referred to as a "Mortgagee". Provided Lessee shall have received a non-disturbance agreement attached as Exhibit H from the holder of such mortgage, Lessee's subordination provided in this Section (b) is self-operative and no further instrument of subordination shall be required. In confirmation of any subordination referred to in this Section, Lessee shall promptly execute and acknowledge, without expense or charge to Lessor or Mortgagee, the Non-Disturbance Agreement set forth in Exhibit H.

         (b) Attornment. If any person shall succeed to all or part of Lessor's interest in the Leased Premises, whether by purchase, foreclosure, deed in lieu of foreclosure, power of sale, termination of lease or other-wise,-Lessee shall, without charge, attorn to such successor-in-interest upon written request.

         (c) Quiet Enjoyment. Lessor covenants that it has full right, power and authority to enter into this Lease and that Lessee, upon performing all of Lessee's obligations under this Lease, shall peaceably and quietly have, hold and enjoy the Leased Premises during the Initial Term and any Renewal Term's without hindrance, ejection or molestation by any person lawfully claiming by, through or under Lessor, subject, however, to all Mortgages, encumbrances, easements, and matters of record to which this Lease is or may become subject.

         (d) Estoppel Certificate. Lessee shall promptly, upon thirty (30) days written notice and without charge or cost to Lessor, certify by written instrument substantially in the form attached hereto as Exhibit G, which written instrument Lessee shall duly execute and deliver to Lessor or any other person designated by Lessor, to the extent true,: (i) that this Lease is unmodified and in full force and effect (or if there has been a modification, that the same is in full force and effect as modified, and stating the modification); (ii) the dates, if any, to which the Rent due under this Lease has been paid; (iii) whether to Lessee's knowledge, Lessor has failed to perform, any covenant, term or condition under this Lease, and the nature of Lessor's failure, if any; (iv) that there are no defenses or offsets thereto and (v) such other relevant reasonable information as Lessor may request. Any such statement or certificate delivered by or on behalf of Lessee pursuant to this section may be relied upon by any prospective purchaser, assignee, or mortgagee of the Shopping Center, the Leased Premises, or any portion thereof, and Lessee agrees to be bound by the information contained therein.

4.       ADDITIONAL RENTS:
         ----------------

         (a) Taxes as Additional Rent - In addition to the rent herein provided, Lessee shall pay its share, as set forth in Subparagraph (c) below, of all Taxes which are assessed or imposed on the Shopping Center within thirty (30) days after billing from Lessor which shall be deemed to be Additional Rent. The term "Taxes" means all governmental, real estate taxes, fees and charges, assessments (including extraordinary or special assessments) imposed upon the ownership and occupancy of the Shopping Center, and costs and fees (not to exceed any recovery) incurred by Lessor in any tax contest, appeal and negotiation with the governmental authorities, "Taxes" include, but are not limited to, school, sewer, and water taxes, fees and charges. Taxes excludes Fairfax County B.P.O.L. taxes and any other taxes or license fees based upon rents or gross receipts of the Shopping Center. Lessee shall have the right to protest the overall assessed value of the Shopping Center and to file an appeal on behalf of Lessor as to such value. Lessee shall have the right to prosecute such assessed value and to receive its pro-rata refund of any tax payments returned to Lessor as a result thereof.

         (b) Miscellaneous - Nothing in this Lease shall require Lessee to pay any estate, inheritance, succession, capital levy, or transfer tax of Lessor or any income, profits, revenue tax, license tax, or any other tax, assessment, charge, or levy upon the rent payable by Lessee under this Lease provided, however, that, if at any time during the Term, by change in method of taxation or otherwise, there shall be levied, assessed or imposed in lieu of, or as a substitute for the whole or any part of the Taxes now levied, assessed or imposed on all or any part of the Shopping Center, (i) a tax, assessment, levy, imposition or charge based on the rents received therefrom, whether or not wholly or partially as a capital levy or otherwise, (ii) a tax or license fee measured by the rents received by Lessor from the Shopping Center or any portion thereof, (iii) a tax or license fee imposed upon Lessor which is otherwise measured by or based in whole or in part upon the Shopping Center or any portion thereof, or (iv) any other tax, levy, imposition, charge or license fee however described or imposed, then all such charges shall be computed as if the amount hereof so payable were the amount which would be due if the Shopping Center were the only property of Lessor subject thereto and included as Taxes for the purpose of computing the Tax Rent.

         (c) Lessee's share - Lessee's share of Taxes ("Tax Rent") for each Tax Year shall be an amount equal to one hundred and twenty percent (120%) of the product derived by multiplying the amount of such Taxes by a fraction ("Lessee's Proportionate Share"), the numerator of which shall be the Floor Area of Lessee's Building and the denominator of which shall be the Floor Area of the Shopping Center. Upon completion of the Leased Premises and the Shopping Center, the Lessor and Lessee shall execute an agreement setting forth Lessee's Proportionate Share which shall thereafter be used for purposes of calculating Tax Rent and Lessee's share of Common Area Charges.

         (d) Payment of Lessee's share - Tax Rent shall be paid by Lessee in equal monthly installments (the "Tax Installment") as are reasonably determined by Lessor from time to time from the most recent tax bill for the Shopping Center, with the first installment being due on the Rent Commencement Date and each succeeding installment being due on the first day of each calendar month thereafter. The initial monthly Tax Installment shall be in the amount of Three Hundred Dollars ($300.00). All succeeding installments shall be in such amount until notice of change is received from Lessor. Subsequent to the end of each Tax Year, Lessor shall send to Lessee a statement together with the County Tax bill (the "Tax Statement") setting forth the amount of the Tax Rent for the Tax Year or Partial Tax Year in question and the aggregate amount of the Tax Installments which have been paid by Lessee for such period together with interest thereon from the date each installment shall have been received at the passbook rate then offered by Lessor's primary banking facility. In the event that the total of the Tax Installments actually paid by Lessee for any Tax Year or portion of a Tax Year or Partial Tax Year is less than the amount of the Tax Rent for such period, Lessee shall remit the difference to Lessor within twenty
(20) days after receipt of the Tax Statement. In the event that the total of the Tax Installments actually paid by Lessee for such Tax Year is in excess of the Tax Rent for such period, Lessor shall credit the difference toward the Tax Installment payment(s) next due. If any tax payable by Lessor to which Lessee has contributed is retroactively decreased, Lessee shall receive its proportionate share of the net refund.

         (e) "Tax Year" Defined - The term "Tax Year" means a twelve (12) month period established by Lessor as the year for purposes of computing Tax Rent. The Tax Year may or may not coincide with the period designated as the tax year by the taxing authorities having jurisdiction over the Shopping Center. The term "Partial Tax Year" shall mean a period less than twelve (12) months utilized by Lessor at the commencement and end of Lessee's Term to incorporate Lessee's Tax Rent within the Tax Year established by Lessor for the entire Shopping Center.

         (f) Taxes on Lessee's Personal Property - Lessee shall be responsible for the payment of any governmental tax, charge and fee concerning Lessee's personal property including, but not limited to, Lessee's trade fixtures, Rent, inventory and its interest in this Lease. Lessee shall pay all of the foregoing before it becomes delinquent. Lessee shall deliver a duplicate receipt to Lessor within five (5) days after such payment of tax. If any taxing authority requires that any tax described in this Section 4 be paid by Lessee but collected by Lessor and forwarded to such taxing authority, then the same shall be paid by Lessee to Lessor at such times as such taxing authority shall require.

5.       COMMON AREA MAINTENANCE AND COMMON AREAS:
         ----------------------------------------

         (a) Payment as Additional Rent - Starting with the Term Commencement Date and continuing throughout the Term of this Lease, Lessee shall pay Lessor, in advance as hereinafter described and as Additional Rent, Lessee's share of all common Area Charges for each full or partial calendar year (the "Operating Costs Year") during the Term such share shall be an amount equal to one hundred and twenty percent (120%) of the product derived by multiplying the amount of all Common Area Charges by the fraction described in Section 4(c) above as "Lessee's Proportionate Share".

         (b) Statement - On or before the Term Commencement Date, on or before the end of each and every Lease Year, and at such other time(s) as is deemed desirable by Lessor in it sole discretion, Lessor shall forward to Lessee a "Common Area Charges Statement", which shall contain Lessor's estimate of the Common Area Charges for the next succeeding operating period, and a statement of Lessee's Proportionate Share thereof. At no time shall Lesser increase Lessee's monthly estimate unless such estimate shall have been in effect for twelve months.

         (c) Monthly payment - Each month during the Initial Term and any Renewal Terms of this Lease, along with each monthly installment of Minimum Rent, beginning with the Term Commencement Date, Lessee shall pay to Lessor, in advance, an amount equal to one-twelfth (1/12) of Lessee's Proportionate Share of the estimated Common Area Charges as set forth in the then latest Common Area Charge Statement. At no time shall Lessor increase Lessee's monthly estimate unless the then existing monthly estimate shall have been in effect for twelve
(12) months. If the Commencement Date is a day other than the first day of a calendar month, then the amount of Common Area Charges due for the first month and the last month of the Term shall be pro rated on the basis of a thirty
(30)-day month. As soon as practicable near the end of each and every calendar year, Lessor shall submit to Lessee an "Actual Common Area Charges Statement" prepared by Lessor showing what the Common Area charges for the then preceding Lease Year actually were, along with all relevant backup documentation. With the next monthly installment of Minimum Rent due after Lessee's receipt of such

Actual Common Area Charges Statement, Lessee shall pay Lessor or Lessor shall credit Lessee, as the case may be, the difference between Lessee's Proportionate share of the actual common Area Charges for said Lease Year as shown on said Statement and the total of all Common Area charges paid by Lessee to Lessor for said Lease Year.

         (d) Control of Parking and Common Area - Lessor shall have general possession and control of the entire Common Area. Lessor shall maintain available parking for Lessee's customers in accordance with Fairfax Code; provided, however, Lessor shall at all times have the right and privilege of determining and changing the nature and extent of the automobile parking and the Common Area, whether the same shall be surface, underground, or multiple decks, and of modifying the plot plan of the Shopping Center as required for any expansion or modification thereof as it deems desirable and in the best interest of all persons using the Shopping Center and the Common Area, including the location and relocation of driveways, entrances, exits, automobile parking spaces, the direction and flow of traffic, installation of prohibited areas, landscaped areas, and all other facilities thereof provided, however, Lessor shall have no right to materially and adversely change the Common Area within Lessee's Control Area except as otherwise provided herein, without Lessee's approval which shall not be unreasonably withheld or delayed. The foregoing notwithstanding, in no event shall Lessor reduce the number of parking spaces in the segregated parking area upon the Leased Premises. The Lessor agrees that it will make no changes to the Shopping Center or to the Common Areas that materially adversely obstructs visibility from or materially adversely affects access to and from Reston Parkway.

         If, in Lessor's opinion, unauthorized persons having no business with the bank and causing a disruption to the Shopping Center are using the Leased Premises or Lessee's Control Area, or any portion thereof, by reason of Lessee's occupancy of the Leased Premises, or with Lessee's acquiescence, Lessee, upon demand by Lessor, shall take all steps Lessee deems reasonably necessary (including, without limitation, initiating appropriate proceedings) to remove said persons from the Common Area and to restrict their further use of same. Nothing herein shall affect Lessor's right at any time to remove such unauthorized persons from the Common Area or to restrain their use of any portion of said area.

         (e) Employee and Service Parking - Lessee shall not at any time park or permit the parking of trucks, in any portion of the Leased Premises for two consecutive nights or anywhere in the Common Areas not designated by Lessor for such use, if any.

         (f) On-Site and Off-Site Improvement Expense - Lessor shall be responsible for constructing all necessary improvements to the Common Areas of the Shopping Center (exclusive of Lessee's Common Area Improvements in Lessee's Common Improvement Area which are Lessee's sole responsibility), including, but not limited to, all paving, lighting, striping, and landscaping.

         (g) Lessee utility charges - Lessee shall pay, as and when the same become due and payable, all charges for water, sewer, electricity, gas, heat, steam, hot and/or chilled water, air conditioning, ventilation, lighting systems, telephone service and other utilities supplied to the Leased Premises (the "Utility Charges").

         (h) Discontinuance and Interruption of Service - Lessor shall not be liable to Lessee in damages or otherwise for the quality, quantity, failure, unavailability or disruption of any utility service and the same shall not constitute a termination of this Lease, constitute an actual or constructive eviction of Lessee, or entitle Lessee to an abatement of Rent. The foregoing notwithstanding, in the event that any utility service is disrupted or unavailable for more than two consecutive business days due to Lessor's or its agent's, manager's or contractor's negligent or intentional acts and Lessee is not open for business to the public, minimum Rent shall equitably abate until such disruption or unavailability ceases; in the event that any utility service is unavailable for more than one month due to Lessor's or its agents, managers, or contractor's negligent or intentional acts, and Lessee is not open for business to the public Lessee shall be entitled to terminate this Lease for a period of five (5) days thereafter on written notice to Landlord.

6.       ALTERATIONS AND CONSTRUCTION:
         ----------------------------

         (a) Interior non-structural - Lessor agrees that Lessee may, in accordance with the procedure hereinafter set forth, at its own expense and upon prior written notice to Lessor of its intention to do so, from time to time during the Term, make alterations, additions and changes in and to the interior of Lessee's Building (except any alterations, additions, or changes of a structural nature) as it may find necessary or convenient for the operation of its business provided that the value of the Leased Premises shall not be diminished thereby, and further provided that no alterations, additions or changes costing in excess of Twenty Thousand Dollars ($20,000) may be made without first giving Lessor written notice thereof thirty (30) days prior to the commencement of construction. Furthermore, Lessee shall provide Lessor with "as built" plans-within thirty (30) days after the date on which such alteration, addition, or change is substantially completed.

         (b) Exterior - In addition, no alterations, additions or changes shall be made to the facade or the exterior walls or roof of Lessee's Building, except as expressly provided herein, without first obtaining Lessor's written consent (which may be given in Lessor's sole but reasonable discretion) and that of the Design Review Board and local governmental authorities. Lessor shall not withhold its approval of any exterior materials that are similar to the materials then on the Shopping Center. Lessee shall be solely responsible for any and all damage resulting from any violations of the provisions of this
Section 6(b).

         (c) Approval - All alterations, additions, or changes to the Lessee's Building Improvements which require Lessor's approval shall be made under the supervision of a licensed architect, licensed general contractor, or licensed structural engineer in accordance with detailed plans and specifications with respect thereto, approved in writing by Lessor before the commencement of work. All such proposed improvements shall be architecturally compatible to the remainder of the Shopping Center, and shall not increase the size or height of Lessee's Building, provided however, Lessee shall have the right to increase the size of Lessee's building up to one thousand square feet (1,000 sq. ft.) if it
a) obtains the approval of Lessor, which such approval shall not be unreasonable withheld; and the approval of Fairfax County and the Design Review Board; b) such increase does not affect the overall parking requirements of the Shopping Center and can be accommodated within Lessee's Leased Premises and c) the design of such increase remains consistent with the architectural design of Lessee's Building.

         (d) Approval - Lessee shall furnish Lessor with at least thirty (30) days prior written notice prior to commencing any alteration, addition, or change requiring Lessor's approval, and Lessor shall have the right to enter the Leased Premises to record or post notices of non-responsibility in or on the Leased Premises as provided by law.

         (e) Standard of work - All work with respect to any alteration, addition, or change made by Lessee must be performed in a good and workmanlike manner, the Lessee shall be responsible for compliance with the Americans with Disabilities Act ("ADA") in making any alterations, and Lessee shall diligently complete same. The Leased Premises shall at all times be a complete unit, except during the period of work. Prior to the commencement of such work, Lessee shall deliver to Lessor a copy of the building permit with respect thereto. Upon completion of any alteration, addition, or change to Lessee's Building Improvements, Lessee shall file for record in the office of the County Recorder of the county in which the Leased Premises is located, a Notice of Completion as permitted by law. Upon termination of Lessee's leasehold estate, subject only to
Article 8 below, all alterations, additions or changes made during the Term shall be deemed improvements, shall become a part of the Lessee's Building Improvements and shall not be removed by Lessee. All such changes, alterations, and improvements shall be performed and completed strictly in accordance with the laws and ordinances relating thereto, and in such a manner as not to impede access to Lessee's Building of any other lessee or occupancy of the Shopping Center.

         (f) Refinish - Lessee shall refinish the non-brick areas of the exterior of Lessee's Building no less than once every seven (7) years in accordance with plans reasonably approved by Lessor, the Design Review Board, and local governmental authorities in writing prior to such refinishing. Lessor shall have the right to approve or disapprove such plans in its reasonable discretion if the total cost of such refinishing exceeds Thirty Thousand Dollars ($30,000.00). In addition, provided Lessee's trim is stained and not painted originally and the stain color is substantially similar to the original stain chosen for the Shopping Center, Lessee agrees to re-stain Lessee's non-brick areas of its Building on an "as needed basis" to keep the appearance in conformance with the balance of the Shopping Center as reasonably determined by the Lessor. Should Lessor desire to change the color of such stain, Lessee shall have the right to disapprove of such stain for Lessee's Building in its sole discretion. In the event Lessee approves, Lessee agrees to re-stain its non-brick areas of its Building at its sole cost in accordance herewith.

         Notwithstanding Section 6 (f) hereof, if Lessee fails to (i) refinish the non-brick areas of the exterior or (ii) commence to refinish and diligently and in good faith seeks to conform to the requirements of this Section 6 (f) within sixty (60) days of Lessors notice, and thereby reasonably perform its obligations under this Article 6, Lessor may, but shall not be required to, enter upon the Leased Premises after ten (10) days written notice to Lessee and without cure by Lessee and perform such refurbishing of the exterior area only on Lessee's behalf, in which event the cost thereof, together with interest thereon at the maximum rate then allowable by law (or if there be no maximum, then at ten percent (10%) per annum), plus an overhead charge of fifteen percent (15%) shall become due and payable as additional rent to Lessor, together with the Minimum Rent or other payment or charge next falling due hereunder. Lessor shall incur no liability for any loss or damage that may accrue to Lessee, or Lessee's Building Improvements or Lessee's Building under this Section 6, except if caused by Lessor's willful and malicious act. Under no circumstances is Lessor permitted to enter the interior of the Lessee's Building to perform work without Lessee's written permission.

         (g) Modification of Site Plan and Lessee's Control Area - Except as otherwise provided herein, Lessee acknowledges that the Site Plan set forth on Exhibit A-2 hereto is attached for reference purposes only and that Lessor expressly reserves the right, at any time in the future, (i) to expand, remodel, alter or modify the Shopping Center, including, without limitation, changing the shape, size, location, number and extent of the improvements located in the Shopping center and (ii) to eliminate, in its sole discretion, existing improvements or construct new improvements in the future, and may change existing access to and from all improvements and on areas of the Shopping

Center; provided, however, that without the Lessee's prior approval, Lessor shall not make any material alteration or modification to the Leased Premises and Lessee's Control Area, unless required by governmental authority, and then only if Lessor has exercised its appeals to prevent such change. If the entire access to the Leased Premises is restricted by governmental authority for a period extending beyond fifteen (15) days the Lessee may on ninety (90) days prior written notice terminate this Lease. Lessee acknowledges that such expansion, alteration, remodeling, or modification may cause inconvenience to Lessee and Lessee's customers and patrons, including, without limitation, the erection of barricades, storage of construction materials, noise, relocation of parking areas and roadways, the presence of workmen and large equipment, and other nuisances typically associated with construction.

         (h) Lessor's Right to Alter Utilities - Lessor reserves and shall at all times have the right at its own cost and without causing the interruption of service during business hours or in any manner so as to affect security, to alter any and all utilities, and the equipment relating thereto, serving the Shopping Center. Lessee shall execute and deliver to Lessor without delay such documentation as may be required to effect such alteration.

         (i) Condition of Leased Premises - By taking possession of the Leased Premises, Lessee acknowledges that it has, subject to Lessor's work required here under Exhibit B. hereto, (i) inspected the Leased Premises; (ii) accepted the Leased Premises "AS IS," with no representation or warranty by Lessor as to the condition or suitability of the Leased Premises or of the Shopping Center for Lessee's purpose except as otherwise set forth herein; and (iii) agreed that Lessor has no obligation to improve or repair the Leased Premises, or the Shopping Center, unless said obligation is specifically set forth in this Lease.

         (j) Lessor's Construction Responsibilities - Lessor shall have no obligation whatsoever to construct Lessee's Building Improvements or Lessee's Common Area Improvements, but shall only be obligated to complete such construction as is set forth in Exhibit "B" hereto.

         (k) Changes to Shopping Center - Provided Lessee's Building shall have been open to the general public for at least seven years. In the event that Lessor renovates or remodels the front exterior of the Leased Premises or the Shopping Center, Lessee agrees at its sole risk and expense to: (i) upon request of Lessor, remove its then existing signage to facilitate the remodeling work;
(ii) upon direction of Lessor, re-install signage as is appropriate under the new criteria and consistent with such exterior remodeling; (iii) replace Lessee's storefront if such replacements are part of Lessor's renovation plans and (iv) otherwise cooperate with Lessor to facilitate such renovation and remodeling. Lessee consents to the performance of all work deemed appropriate by Lessor to accomplish any of the foregoing. And to any inconvenience caused thereby.

7.       SIGNS AND ADVERTISING:
         ---------------------

         (a) Signs - prior to the date that Lessee opens the Leased Premises for business, Lessee shall use its best efforts to install, at its sole cost, sign(s) required pursuant to the Signage criteria attached as Exhibit C. Lessee shall also install. professionally lettered signs on its service doors per Exhibit C, if applicable. All sign permits which are required for any such signs shall be obtained and paid for by Lessee. Lessee shall submit to Lessor reasonably detailed drawings of all proposed signs for review and approval by Lessor prior to installation or utilization of the signs. Without limiting the foregoing, Lessor agrees that Lessee may install two (2) building mounted signs, one (1) free standing sign, and one (1) ATM sign all as set forth on Exhibit C-1 and Lessor hereby approves the corporate graphic standards attached as Exhibit C-1 provided such standards are permitted by statute, ordinance, and the Design Review Board.

         Notwithstanding anything in this Section 7 to the contrary, Lessor shall not unreasonably withhold, condition or delay its consent to any request by Lessee to install, erect, or place additional temporary signage (professionally made) on the interior or exterior of Lessee's Building.

         (b) Storefront window - Lessee shall not place on the exterior of the Leased Premises, on the door, window or roof thereof, in any display window space on the storefront glass, or within five (5) feet behind the storefront of the Leased Premises if visible from the Common Areas, any sign, placard, decoration, lettering, advertising matter or descriptive material provided, however, Lessee shall be permitted to display signs and placards within such five (5) foot area, but not affixed to the glass, in the manner and location required by the FDIC. In all events, hand lettered signs, flashing signs, moving signs, or credit card signs visible from the Common Areas are prohibited. Lessor shall have the right, without notice to Lessee and at Lessee's sole risk and expense, to remove any items displayed or affixed in or to the Leased Premises which Lessor, local governmental authorities, or Reston Land Corporation determines to be in violation of the provisions of this Section 7(b). All signs installed by Lessee shall be insured by Lessee, and shall be maintained by Lessee at all times in first class condition, operating order and repair. Lessee shall commence to repair any of Lessee's signs which have been damaged within ten (10) days after such damage occurs. Lessee shall perform such other maintenance to its signs and canopies as Lessor shall reasonably request. In the event Lessee fails to repair any of its signs as specified above, Lessor, after written notice to Lessee shall have the right to make such reasonable repairs as Lessor deems necessary at Lessee's sole cost and expense.

         (c) No Auctions. Lessee shall not conduct or permit the conduct of any sale by auction or distress sale of any kind in, upon, or from the Leased Premises, whether said auction or distress sale be voluntary, involuntary, pursuant to an assignment for the benefit of creditors or pursuant to any bankruptcy or other insolvency, proceeding.

8.       END OF TERM/REMOVAL OF PROPERTY/RESTORATION:
         -------------------------------------------

     (a) End of Term - Upon the expiration or sooner termination of the Term, Lessee shall quit and surrender to Lessor the Leased Premises, broom-clean, in good order and condition, ordinary wear and tear excepted; and shall surrender to Lessor all keys to or for the Leased Premises, along with any combinations or keys to vaults then remaining on the Leased Premises.

All present and future alterations, additions or improvements made to the Leased Premises (excluding exterior signage) and the HVAC system (the "Leasehold Improvements") shall be deemed to be the property of Lessor and upon Lessee's vacation or abandonment of the Leased Premises, unless Lessor directs otherwise, shall remain upon and be surrendered with the Leased Premises in good order, condition and repair. All movable goods, inventory, office furniture, and other movable personal property belonging to Lessee set forth in Section 8(b) which are installed, stored, or kept in the Leased Premises by Lessee and are not permanently affixed to the Leased Premises, shall remain Lessee's property ("Lessee's Property") and may be removed by Lessee at any time prior to the 30th day following the termination of the Lease provided that: Lessee shall repair any damage to the Leased Premises or the Shopping Center caused by the removal of any of Lessee's Property. Notwithstanding the foregoing, Lessee shall have the right to remove all of its trade fixtures and movable furniture from the Leased Premises.

     (b) Removal of Lessee's Property - Should Lessee fail to remove the items described in subparagraph (a) above said items then they shall be considered as abandoned and shall become the property of Lessor. Until thirty
(30) days after the expiration or sooner termination of this Lease, title to any fixtures, equipment or improvements installed by the Lessee on the Leased Premises shall remain solely in the Lessee. In addition, Lessee may (but shall have no obligation to) at any time during the term of this Lease or within thirty (30)days after termination, remove from the Leased Premises all materials, equipment and fixtures of every sort or nature, including, but not limited to vaults, vault doors and entrances, alarm systems, camera systems, drive-in windows, all drive-in teller equipment and counters, safety deposit boxes, automatic teller machines (ATMs) night depositories, vault lockers, kitchen units and all signs, provided that such property is removed without substantial damage to the Leased Premises. No damage shall be considered substantial if it can be promptly corrected by restoration to the condition before the installation of such property, if so requested by Lessor. Such property not removed within thirty (30) days from the date of the lease termination date shall become the property of Lessor unless delay is caused by acts beyond the control of Lessee. Lessee shall have no obligation to remove or demolish Lessee's Building Improvements.

     (c) Showing of Leased Premise - Provided that Lessee has not exercised its renewal rights set forth in Section 25, Lessor shall have the right to enter upon the Leased Premises after reasonable advance notice for purposes of showing the Leased Premises to prospective lessees during the last three (3) months of the Term provided same is during normal business hours and Lessor is accompanied by an employee of Lessee.

9.       DEFAULT:
         -------

     (a) Lessee Default - Any one or more of the following events shall constitute a default (each, a "Default") by Lessee under this Lease: if
          (1)there shall be a continuing failure by Lessee in any payment when due of Minimum Rent or any Additional Rent for more than ten (10) days after written notice of such failure by the Lessor;
          (2) Lessee shall breach or fail in the observance or performance of any of the terms, conditions or covenants of this Lease to be observed or performed by Lessee, other than those involving the payment of money or failure to continuously operate the Leased Premises as required, and such is not cured within thirty (30) days after written notice of such default by Lessor (but if a default under this Subsection 9(b) is of such a nature that it cannot be corrected within thirty (30) days, Lessee shall have a reasonable time to cure such default if Lessee commences the correction within ten (10) days after it has received notice specifying the default and proceeds diligently to correct such default, in which case this Lease shall remain in full force and effect);
          (3) Lessee shall vacate, abandon or cease to continuously operate the Leased Premises as required;
          (4)  Lessee's  Transfer of this Lease except as expressly provided in
Article 17 hereof unless approved by Lessor; or (5) Lessee's failure to move into or take possession of the Leased Premises within sixty (60) days after the Term Commencement Date unless such failure is caused by a party's inability to perform as set forth, herein.

     (b) Remedies - Upon the occurrence of any event described in Section 9 (a) above, Lessor shall have all the rights and remedies provided in this Lease, in addition to all other remedies available under the Lease or provided at law or in equity.
     (c) Summary proceedings - It shall be lawful for Lessor, by summary proceedings or any other action or proceeding, to terminate the Lease or to terminate Lessee's right to possession without terminating the Lease (as Lessor may elect), and to enter upon the Leased Premises or any part thereof (under authority of such legal action, and without a breach of the peace) and expel Lessee or any persons or entities occupying the Leased Premises, and to repossess and enjoy the Leased Premises. If this Lease or Lessee's right to possession under this Lease shall at any time be terminated under the terms and conditions of this Section 9, or in any other way, Lessee hereby covenants and agrees to immediately surrender and deliver the Leased Premises peaceably to Lessor.

     (d) Lessor's right to cure - Lessor may also perform, on behalf and at the expense of Lessee, any obligation of Lessee under the Lease which Lessee has failed to perform, the cost of which shall be deemed additional Rent and shall be payable by Lessee to Lessor upon demand, along with an administrative fee equal to five percent (5%) of such cost to cover Lessor's overhead in connection therewith; provided however, that Lessor may not enter the Leased Premises to effectuate such cure without prior notice to Lessee and unless accompanied by an employee of Lessee. In performing any obligations of Lessee, Lessor shall incur no liability for any loss or damage that may accrue to Lessee, the Leased Premises or Lessee's Property by reason thereof, except if caused by Lessor's willful and malicious act. The performance by Lessor of any such obligation shall not constitute a release or waiver of any of Lessee's obligations under this Lease.

     (e) Reletting - Upon termination of this Lease or the termination of Lessee's right to possession under this Lease, or both, as the case may be, Lessor may at any time and from time to time relet the Leased Premises (or any part thereof)for the account of Lessee or otherwise, at such rentals and upon such terms and conditions as Lessor shall deem appropriate. Lessor shall receive and collect the rents therefor, applying the same first to the payment of such expenses as Lessor may have incurred in recovering possession of the Leased Premises, including, without limitation, legal expenses and attorneys' fees, and for placing the same in good order and condition and preparing or altering the same for re-rental, and expenses, commissions and charges paid, assumed or incurred by or on behalf of Lessor in connection with the reletting of the Leased Premises, and then to the fulfillment of the covenants of Lessee under the Lease. Any such reletting may be for the remainder of the Term or for a longer or shorter period, as Lessor elects. In any such case, whether or not the Leased Premises or any part thereof be relet, Lessee shall pay to Lessor the Rent and all other sums payable up to termination of the Lease or Lessee's right to possession under the Lease. Thereafter, Lessee covenants and agrees to pay Lessor until the end of the Term of this Lease the equivalent of the amount of all the Rent and all other sums reserved herein required to be paid by Lessee less the net avails of such reletting, if any, and the same shall be due and payable by Lessee to Lessor on the dates such Rent and other sums above specified are due. Any reletting by Lessor shall not be construed as an election on the part of Lessor to terminate this Lease unless a notice of such intention is given by Lessor to Lessee. Notwithstanding any reletting without termination of this Lease, Lessor may at any time thereafter elect to terminate this Lease. In any event, Lessor shall not be liable for, nor shall Lessee's obligations hereunder be diminished by reason of, any failure by Lessor to relet the Leased Premises or any failure by Lessor to collect any sums due upon such reletting. In the event of a Lessee default and subsequent repossession of the Leased Premises, Lessor shall use its reasonable efforts to relet the Leased Premises. Such reletting to be on such terms and conditions as, Lessor shall agree in its reasonable business judgement.

     (f) Lessors Default - Lessor shall be in default if it fails or refuses to perform any provision of this Lease that it is obligated to perform and such failure continues for thirty (30) days after written notice thereof from Lessee detailing such failure. Notwithstanding the foregoing, if Lessor cannot reasonably cure such default within thirty (30) days Lessor shall not be in default hereunder so long as Lessor commences to cure the default within such thirty (30) day period and thereafter diligently and in good faith pursues such cure to completion.

     If Lessor is in default hereunder, and as a consequence Lessee recovers a money judgment against Lessor, such judgment shall be satisfied only out of the proceeds of sale received on execution of the judgment and levy against the right, title, and interest of Lessor in the Shopping Center, and out of rent or other income from such real property receivable by Lessor or out of the consideration received by Lessor from the sale or other disposition of all or any part of Lessor's right, title, and interest in the Shopping Center. Neither Lessor, nor any agent, officer, director, partner, or employee of Lessor shall be personally liable for any portion of such a judgment. Notwithstanding the foregoing limitation on recovery, Lessor agrees to be liable for up to fifty thousand $50,000 dollars above it's equity in the Shopping Center in the aggregate over the Initial Term and any Renewal Terms.

     (g) Mutual Waiver - Lessor and Lessee shall not be deemed to have waived any provision of this Lease, including breach of any term, covenant, or condition herein contained, unless the same has been specifically waived by such Lessor or Lessee in a writing executed by an authorized officer. Any waiver of a breach shall not be deemed to be a waiver of any subsequent breach of the same or any other term, covenant or condition herein contained. Lessor's or Lessee's subsequent payment or acceptance of any payment hereunder (including partial payment of past-due Rent) shall not be deemed a waiver of any preceding breach of any term, covenant, or condition of this Lease, regardless of Lessor's or Lessee's knowledge of such preceding breach at the time it accepts such payment.

     (h) Rights of redemption and jury trial waived - Lessor and Lessee hereby waives any and all rights of redemption and all rights to relief from forfeiture granted by or under any present or future laws. To the fullest extent permitted by law, Lessor and Lessee waives the right to a trial by jury.

10.      LIENS:

Lessee covenants that no mechanic's lien, other lien of any kind, or recordation which shall impair Lessor's title to the Shopping Center shall be allowed against the Shopping Center as a result of Lessee's improvements to the Leased Premises. Lessee agrees to promptly pay all sums due and payable on account of any labor performed or materials supplied to the Leased Premises upon which any lien may be legally asserted against the Leased Premises, limited to the Lessee's improvements thereon. If, because of any act or omission of Lessee, any mechanic's lien or other lien, or other charge for the payment of money shall be filed against any portion of the Leased Premises or Shopping Center, Lessee shall, at its own cost and expense, cause the same to be discharged of record or bonded within fifteen (15) days after written notice from Lessor to Lessee of the filing thereof; and Lessee shall indemnify and save harmless Lessor against and from all costs, liabilities, suits, penalties, claims and demands, including reasonable counsel fees, resulting therefrom. If Lessee fails to discharge or bond any such lien, Lessor, in addition to all other rights or remedies provided in this Lease, may bond said lien or claim (or pay off said lien or claim if it cannot with reasonable effort be bonded) without inquiring into the validity thereof and all expenses incurred by Lessor in so discharging said lien, including reasonable attorney's fees, shall be paid by Lessee to Lessor as additional rent on five (5) days demand.

11.      REMEDIES

The rights and remedies granted to Lessor and Lessee by the provisions of this Lease shall be cumulative with any other rights and remedies now or hereafter granted by law, except if specifically waived elsewhere in this Lease.

12.      INSURANCE AND INDEMNITY:
         -----------------------

     a)      Lessee's Insurance.

          (1) From and after the date of delivery of the Leased Premises from Lessor to Lessee and continuing throughout the Term of this Lease, Lessee shall carry and maintain, at its sole cost and expense, the following types of insurance, in the amounts specified and in the form hereinafter provided for:

               (i) Commercial General Liability - Commercial General Liability Insurance (CAL)covering the Leased Premises and Lessee's use thereof against claims for bodily injury or death, personal injury and property damage occurring upon, in or about the Leased Premises regardless of when or the cause of such claims may be made. Such insurance may, provided that the coverage afforded Lessor and any designees of Lessor shall not be reduced or otherwise adversely affected, include any umbrella or excess liability insurance which may be carried by the Lessee and shall have limits of not less than Two Million Dollars ($2,000,000.00)for bodily injury to or death of any number of persons arising out of any one occurrence and Two Million Dollars ($2,000,000.00)for property damage arising out of any one occurrence, or a combined single limit of at least Two Million Dollars($2,000,000.00) may be provided in lieu of split limits provided, however, in no event shall, the minimum policy limit set forth herein be deemed to limit Lessee's liability under this Lease.

          (ii) Worker's Compensation - Statutory Workers' Compensation Insurance to comply with the applicable laws of the state in which the Shopping Center is located and Employer's Liability Insurance with limits of not less than Two Hundred Thousand Dollars ($200,000.00) for bodily injury by accident or disease.

          (iii) Physical damage and All Risk - Physical Damage Insurance Subject to a Special Causes of Loss Form covering all leasehold improvements, so called "All Risk" Physical Damage Insurance covering but not limited to Lessee's Building Improvements, Lessee's trade fixtures, including interior and exterior signs, and all other property, merchandise and personal property from time to time in, or about the Leased Premises, and all leasehold improvements to the Leased Premises specifically including any heating and cooling facilities serving the Leased Premises which may be located outside the Leased Premises provided that Lessee shall have the option to self insure for plate glass. Coverage shall also include Fire Legal Liability in an amount at least equal to the product of Fifty-five dollars,($55.00) multiplied by the Floor Area of the Leased Premises. The limits of Lessee's Insurance shall in no event limit Lessee's liability under the Lease, at law, or in equity.

     Such "All Risks" policy shall cover any risks included in the classification "All Risk", including but not limited to insurance against vandalism and sprinkler leakage, and shall be written for at least the full replacement cost value covering all of Lessee's Property in the Leased Premises and all Lessees Building Improvements installed in the Leased Premises.

     With respect to such leasehold improvements, Lessee may, a its sole option, elect to retain the risk of loss through a self insurance program, in lieu of purchasing such physical damage insurance so long as it maintains a tangible net worth of not less than Forty Million Dollars ($40,000,000.00). Such insurance:
(i) shall be written on a replacement cost basis in an amount at least equal to the then replacement cost of the insured property including demolition cost, but excluding foundations; and (ii) shall provide extended coverage against perils that are covered under standard insurance industry practices within the classification of all risk insurance, including, but not limited to loss or damage from fire, lightning, windstorm, hail, explosion, riot, riot attending a strike, civil commotion, aircraft, vehicles, smoke, domestic water damage, collapse, sprinkler leakage, vandalism, malicious mischief, earthquake and flood. Lessee's obligation to provide insurance pursuant to this Subparagraph 12 shall apply to all improvements and fixtures, notwithstanding that some or all of such improvements and fixtures may have been installed by Lessee, Lessor, a prior lessee or any other party at any time before or after the delivery of the Leased Premises to Lessee

          (v) The proceeds from the policies Lessee is required to maintain pursuant to this Section 12 (a)(i) and (iii) shall be used solely for the repair or replacement of the property damaged or destroyed unless this Lease shall cease and terminate under the provisions of Section 13 (b) hereof. The proceeds from the policy Lessee is required to maintain for repair or replacement of the Improvements pursuant to this Section shall be disbursed in accordance with Section 13(a) hereof. No policy for Lessee's insurance shall provide for a deductible amount which exceeds Fifty Thousand Dollars ($50,000.00).

     (2) Best rating - All policies of insurance provided for shall be issued by insurance companies having at least an A-rating in the most currently available "Best's" Key Rating Guide and authorized to do business in the state in which the Shopping Center is located, Each and every such policy:

          (i) Shall be issued in the name of Lessee and include the Lessor as additional insured and any other parties in interest from time to time designated in writing by notice from Lessor to Lessee;

          (ii) Shall (or a certificate thereof shall) be delivered, to Lessor and any such other parties in interest not later than the date of delivery of possession of the Leased Premises to Lessee and thereafter at least thirty (30) days prior to the expiation of each such policy, and, as often as any such policy shall expire or terminate, renewal or additional policies shall be procured and maintained by Lessee in like manner and or like extent, and each certificate shall indicate specifically the form on which the policy is written (occurrence or claims made), the policy deductible and limits of insurance and that the insurer has waived any rights of subrogation it would otherwise have against Lessor;

          (iii) Shall contain a provision that any misrepresentation or breach of the policy conditions by one insured shall not invalidate coverage for any other insured;

          (iv) Shall contain a provision that the insurer will give to Lessor and such other parties in interest at least thirty (30)days notice in writing in advance of the insurer's intention to cancel, refuse to renew or otherwise terminate the policy, or materially alter any terms or conditions of the policy;

           (v) Shall be written as a primary policy which does not contribute to and is not in excess of coverage which Lessor may carry, notwithstanding the requirement that Lessor be named as an additional insured and regardless of any other insurance that Lessor may elect to obtain;

           (vi) Any insurance required to be provided by Lessee pursuant to this Lease may be provided by blanket insurance covering the Leased Premises and other locations of Lessee, provided such blanket insurance complies with all the other requirements of this Lease with respect to the insurance involved. If Lessee fails to have a duplicate original or certificate of insurance on deposit with Lessor, then Lessor, after written notice to Lessee and 10 day's opportunity to cure, shall have the right to acquire such insurance, and Lessee shall be obligated to pay Lessor the amount of the premium applicable thereto within five (5) days following notice from Lessor. Lessee's failure to make such payment to Lessor may be treated by Lessor as a default in the payment of Rent.

      (3) Lessee shall not keep or do anything in the Leased Premises which will
(i)result in an increase in the rate of property or any other insurance on the Shopping Center, (ii) violate the terms of any insurance coverage on the Shopping Center carried by Lessor or any other Lessee; (iii) prevent Lessor from obtaining such policies of insurance acceptable to Lessor or any Mortgagee of the Shopping Center; (iv) contravene the rules, regulations and recommendations of Lessor's insurers, loss prevention consultants, safety engineers, the Fire Insurance Rating Organization or any similar body having jurisdiction over the Leased Premises, or the National Board of Fire Underwriters. In the event of the occurrence of any event set forth herein, Lessee shall pay to Lessor upon demand the amount of any increase in any such insurance premium. In determining the cause of any increase in insurance premiums, the schedule or rate of the organization issuing the insurance or rating procedures of Lessor's insurer shall be conclusive evidence of the items and charges which comprise the insurance rates and premiums on such property.

     (b)      Shopping Center Insurance.

          (1) Subject to reimbursement by Lessee as herein provided, Lessor shall maintain in effect at all times during the term of this Lease the following types of insurance coverage for the Shopping Center, in the amounts specified and in the form hereinafter provided for:

               (i) Comprehensive General Public Liability Insurance covering the Common Areas against claims for bodily injury or death, personal injury and property damage occurring upon, in or about the Leased Premises and Common Areas, such insurance to afford protection to the limit of not less than Two Million Dollars ($2,000,000.00) in respect to injury or death to any number of persons arising out of any one occurrence and such insurance against property damage to afford protection to the limit of not less than one Million Dollars ($1,000,000.00) in respect to any one occurrence of property damage, or a combined single limit of Two Million Dollars ($2,000,000.00).

               (ii) All Risk Property Damage Insurance covering any portion of the Shopping Center not otherwise insured by any other tenant, including exterior walls, downspouts, gutter and roof, and (at Lessor's option excluding all improvements and fixtures required to be insured by Lessee, by the Lease), in an amount not less than eighty percent(80%)of full replacement cost(exclusive of the cost of excavations, foundations, and footings) providing protection against perils that are covered under standard insurance industry practices within the classification of all risk insurance, including, but not limited to loss or damage from fire, lightning, windstorm, hail, explosion, riot, riot attending a strike, civil commotion, aircraft, vehicles, smoke, domestic water damage, collapse, sprinkler damage, vandalism, malicious mischief, earth-quake and flood,and such other risks as Lessor may from time to time determine and with any such deductibles as Lessor may from time to time determine.

         Such insurance shall at times be an amount of not less than Two Million Dollars ($2,000,000) combined single-limit liability for personal and bodily injury and property damage. Lessor shall, upon the request of Lessee, provide Lessee with a certificate of such insurance coverage from an insurer licensed to do business within the state in which the Leased Premises is located, and which insurer is rated A or better in Best's Insurance Guide.

          (2) Any insurance obtained by Lessor may be maintained by means of a policy or policies of blanket insurance,covering additional items or locations or under a plan of self-insurance. Lessor may maintain, at its option, from time to time, such other additional insurance coverage as Lessor may deem appropriate for the Shopping Center.

          (3) Lessor's insurance cost for maintaining the insurance coverage referred to in this Section 12 (b) shall be a Common Area Expense.

     (c) Indemnity by Lessee - Lessee shall indemnify, defend and hold Lessor, Lessor's lessors, its partners, officers, shareholders, trustees, principals, agents, property managers, employees and any Mortgagee(s)(collectively, the "Indemnitees") harmless from and against all liabilities, obligations, damages, penalties, claims, costs, charges and expenses, including, without limitation, reasonable architects' and attorneys' fees, which may be imposed upon, incurred by, or asserted against any of the Indemnitees and arising, directly or indirectly, out of or in connection with the use or occupancy of the Leased Premises or the Shopping Center by Lessee, its agents, servants, employees, invitees within the Leased Premises, and/or contractors except to the extent any such liability or obligation or other herein described matter results from the negligence or other tortious act of Lessor or any other of the Indemnities. In case any action or proceeding is brought against any of the Indemnitees by reason of any of the foregoing, Lessee shall, at Lessee's sole cost and expense, resist or defend such action or proceeding by counsel approved by Lessor.

     (d) Waiver of Subrogation - Each of the parties hereto mutually releases the other from liability, and waives all right of recovery against the other, for any loss of or damage to the property of each (including the Leased Premises, its contents, and the Shopping Center), property of others for which either of the parties hereto is liable, or may become liable, or as to which either may have assumed liability, property of others in the actual or constructive custody of either of the parties hereto, including earnings derived therefrom, to the extent the harmed party receives proceeds of insurance, regardless of the cause of such loss or damage even though it results from some act or negligence of a party hereto, its agents or representatives; provided, however, that this provision shall be inapplicable if it would have the effect, but only to the extent that it would have the effect, of invalidating any insurance coverage of Lessor and Lessee, whether such coverage is now or hereafter in existence. The foregoing notwithstanding, Lessee and Lessor shall use reasonable efforts to obtain insurance policies that permit a waiver of subrogation as set forth in this paragraph.

     (e) Lessor Not Responsible for Acts of Others - Except to the extent such Indemnitees shall have been negligent, to the maximum extent permitted by law, the Indemnitees shall not be liable for, and Lessee waives all claims for, loss or damage to Lessee's business or injury or damage to person or property sustained by Lessee, or any person claiming by, through or under Lessee, resulting from any accident or occurrence in, on, or about the Leased Premises or the building of which it is a part, or any other part of the Shopping Center, including, without limitation, claims for loss, theft, injury or damage resulting from: (i) any equipment or appurtenances becoming out of repair; (ii) wind or weather; (iii) any defect in or failure to operate any sprinkler, HVAC equipment, electric wiring, gas, water or steam pipe, stair, railing or walk;
(iv) broken glass; (v) the backing up of any sewer pipe or downspout; (vi) the escape of steam or water; (vii) water, snow or ice being upon the Shopping center or coming into the Leased Premises; (viii) the falling of any fixture, plaster, tile, stucco or other material; (ix) any act, omission or negligence of other lessees, licensees or any other persons, or occupants of the Shopping Center or adjoining or contiguous buildings, owners of adjacent or contiguous property, or the public, or (x) any other cause of any nature. To the maximum extent permitted by law, Lessee agrees to use the Leased Premises and the Common Areas at Lessee's own risk.

     (f)   Arbitration - Intentionally Deleted.

13.      DAMAGE AND DESTRUCTION:
         ----------------------

     (a) Obligation to Rebuild - In the event any Lessee's Building Improvements or Lessee's Common Area Improvements on or forming part of the Leased Premises are damaged or destroyed, partially or totally, from any cause whatsoever at any time during the first (1st) thirteen (13) years during the Term of this Lease, Lessee shall, at its own cost and expense, immediately restore and repair the damaged or destroyed portion of such to their condition immediately prior to said damage or destruction. Lessee's obligation to repair, restore, and reconstruct the improvements shall apply whether such casualty occurs while under construction or after they have been completed. The proceeds of (i) any Casualty Policy required to be carried by Lessee under Section 12 ("Casualty Policy") or (ii) if Lessee is self insured, one hundred percent (100%) to the Estimated Cost to repair the damage or replace the Building Improvements, shall be payable to Lessee to be held for reconstruction. The proceeds, if any, of the Casualty Policy or self insurance shall be made available by Lessee to effect such repair and reconstruction as is necessary; provided, however, the disbursal of such proceeds from escrow to Lessee may must be subject to the delivery to Lessor of a lien and completion bond sufficient to insure completion of the repair and restoration and to insure against mechanic's or materialmen's liens arising out of such repair and reconstruction, all of which conditions shall be satisfied at Lessee's sole cost and expense. In addition, in the event that the insurance proceeds are insufficient to cover the costs of repair. Lessee shall provide the funds necessary to fully repair, restore, and reconstruct Lessee's Building Improvements and Lessee's Common Area Improvements.

     (b) Limited Right of Termination - Except as hereinafter provided, the provisions of this Lease shall be unaffected by the damage or destruction of the Lessee's Building Improvements and Common Area Improvements, or any portion thereof, after the execution date hereof or at any time during the Term. Lessee hereby waives any right to terminate this Lease under any statute or law now or thereafter in effect and agrees that its obligations hereunder, including the obligation to pay minimum Rent and other charges, shall continue throughout the term notwithstanding damage to or the destruction of the Lessee's Building Improvements and Common Area Improvements. Without otherwise limiting the foregoing, if the Lessee's Building Improvements, or a portion thereof, are damaged or destroyed by fire, storm, or other casualty during the last eighty-four (84) months of the Term, whether or not such casualty is covered by the Casualty Policy, either Lessee or Lessor may, at their option, terminate this Lease as of the date of the occurrence of such casualty by giving written notice to the other of their election to do so within ninety (90) days following the occurrence of such casualty, in which case the insurance proceeds shall be paid directly to Lessor in sufficient amount to completely demolish the improvements, clear and stabilize the Leased Premises. If either party fails to provide notice to the other within such ninety (90) day period, Lessee and Lessor shall be deemed to have waived the right of termination set forth herein.

14.      REPAIRS, MAINTENANCE, AND LESSOR'S ACCESS

     (a) Repairs by Lessor - Subject to the terms of this Lease, Lessor shall make all repairs to the Common Areas and to the buildings composing the Shopping Center (excluding, however, any repairs Lessee is obligated to undertake to Lessee's Building Improvements within Lessee's Building Improvement Area). In the event any such repairs are necessitated by any act or negligence of Lessee, its agents, employees, assigns, contractors or invitees, Lessee shall reimburse to Lessor the reasonable cost incurred in completing such repairs.

     (b)  Repairs and Maintenance by Lessee.

          (1) Lessee shall throughout the Term, at its sole cost and expense, maintain Lessee's Building Improvements within Lessee's Building Improvement Area, and Lessee's Property in good order, condition and repair. Lessee shall not cause or permit any waste, damage or injury to the Leased Premises or the Shopping Center. The parties intend that except for damage caused by Lessor's negligence or intentional acts, Lessor shall have no obligation whatsoever to repair or maintain the Improvements whether structural or nonstructural, all of which obligations are intended to be performed by Lessee under this
Section 14. Lessee expressly waives the right to make repairs at Lessor's expense under any law, statute or ordinance now or hereafter in effect.

     If Lessee  fails to  reasonably  perform  its  obligations  under  this
Section 14, Lessor may, but shall not be required to, enter upon the exterior of the Leased Premises only after ten (10) days' written notice to Lessee and without cure by Lessee during such period (except in the case of emergency, in which event no notice shall be required) and performing such maintenance or repairs on the exterior only on Lessee's behalf, in which event the cost thereof, together with interest thereon at the maximum rate then allowable by law (or if there be no maximum, then at ten percent (10%) per annum), plus an overhead charge of fifteen percent (15%) shall become due and payable as additional rent to Lessor, together with the Minimum Rent or other payment or charge next falling due hereunder.

          (2) Lessee's obligations shall include, without limitation, repairing, maintaining, cleaning, painting, decorating, and making replacements to items such as the following located within the Leased Premises, including, but not limited to: floors and floor coverings; walls and wall coverings; ceilings; roofs; exterior surfaces and elements; utility meters; pipes and conduits; fixtures; HVAC equipment and systems which exclusively serve Lessee's Building Improvements; plumbing, electrical and other mechanical systems exclusively serving Lessee's Building; landscaping; sprinkler equipment and other equipment within Lessee's Building; the store front(s); security grilles or similar enclosures; locks and closing devices; window sashes, casements and frames; glass; drive isles, service areas used exclusively by Lessee, canopies extending from Lessee's Building or otherwise serving exclusively Lessee's Building; doors and door frames.

          (3) Lessee, at its sole cost and expense, shall install and maintain fire extinguishers and other fire protection devices as may be required by any governmental agency having jurisdiction over, or by the underwriters issuing insurance for the Shopping Center. Lessee, at its sole cost and expense, agrees to routine inspections of fire protection devices by contractors acceptable to Lessor. If any bureau, department, or official of the Federal, state or local government of the jurisdiction in which the Shopping Center is located requires or recommends the installation, modification, or alteration of the sprinkler system, or other equipment, by reason of Lessee's business, or the location of any partitions, trade fixtures, or other contents of the Leased Premises, or for any other reason, or if any such sprinkler system or change thereof becomes necessary to prevent the imposition of any penalty or charge against the full allowance for a sprinkler system in fire insurance rates for the Shopping Center, then Lessee, at Lessee's sole cost and expense, shall promptly install such sprinkler system or changes therein.

          (4) Lessee shall keep the service areas, sidewalks, and loading docks or bays within the Leased Premises free from ice and snow and shall not permit the accumulation of garbage, trash or other waste.

     (c) Inspections, Access and Emergency Repairs by Lessor - Lessee shall permit Lessor to enter all parts of Lessee's Building during Store Hours to inspect the same after reasonable advance notice. In the event of an emergency, Lessor may enter Lessee's Building at any time and make such inspection and repairs as Lessor deems necessary, at the risk and for the account of Lessee.

15.      CONDEMNATION:

     (a) Condemnation of Entire Leased Premises - In the event that the entire Leased Premises shall, be appropriated or taken under the power of eminent domain by any public or quasi-public authority, Lessee's estate shall automatically terminate as of the date when Lessee is actually required to yield possession, and Lessee shall thereupon be released from all liability thereafter accruing under this Lease.

     (b)Condemnation of a Portion of the Leased Premises. In the event that a portion of the Leased Premises is taken under the power of eminent domain and because of such taking the conduct of Lessee's business on the Leased Premises would be prevented or impaired, Lessee shall be entitled either (i) to terminate this Lease as of the date of such taking or (ii) to remain in possession of the portion of the Leased Premises not so appropriated; provided, however, that Lessee shall give Lessor written notice of its election within sixty (60) days of its receipt of notice of the appropriation or taking. If Lessee fails to give notice to Lessor within such sixty (60) day period, Lessee shall be deemed to have elected to remain in possession; or if the portion of the Leased Premises so appropriated shall not be so extensive as to prevent or sub-stantially impair the operation of Lessee's business therein, then, to the extent reasonably possible, Lessee shall, at Lessee's sole cost and expense, promptly restore the remainder of the Leased Premises to its condition immediately prior to appropriation, and this Lease shall remain in full force and effect as to the unappropriated portion of the Leased Premises, subject to abatement of the Minimum Rent as provided in Section 15(d), below and equitable adjustment of Lessee's Proportionate Share. Both Lessor and Lessee waive any right under statue or law now in effect or herafter enacted, to petition a court to terminate this Lease in the event of a partial taking of the Leased Premises.

     For purposes of this Section, an appropriation or taking shall be deemed to prevent or impair the operation of Lessee's business on the Leased Premises only in the event that: (i) any of the gross interior floor area of Lessee's Building is taken or appropriated; (ii) such appropriation permanently prevents vehicular access to the Leased Premises by Lessee's customers and patrons; (iii) twenty-five percent (25%) or more of the parking spaces on the Leased Premises are taken or appropriated and Lessor is unable to provide Lessee replacement spaces on an exclusive basis within two hundred feet (200') of the Leased Premises or (iv) such appropriation permanently prevents vehicular access to Lessee's drive-through teller lanes.

     (c) Lessee's Obligation to Restore -In the event that less than all of the Leased Premises are appropriated, and provided that Lessee is required or has elected, or is deemed to have elected, to remain in possession of the Leased Premises in accordance with Section 15(b), above, Lessee shall, at Lessee's sole cost and expense, promptly restore the unappropriated portion of the Leased Premises and Improvement to a condition comparable to that of the Improvements before appropriation. All work performed by Lessee pursuant to this Section 15 shall be accomplished under the supervision of a licensed architect or licensed structural engineer in accordance with detailed plans and specifications which have been approved in writing by Lessor prior to the commencement of such work and that conform, to the extent possible, with the Final Plans (as defined in Exhibit B hereto). Further, all such work shall be performed in a good and workmanlike manner and diligently prosecuted to completion.

     (d) Abatement of Minimum Rent.If any portion of Lessee's Building or Tenant's parking on the Leased Premises shall be appropriated under power of eminent domain, this Lease shall remain in full force and effect until the date when Lessee is required to yield possession of the appropriated portion of Lessee's Building to the condemning authority. Subsequently, the Minimum Rent shall be reduced in the same proportion as the number of square feet of Floor Area within the Lessee's Building so taken or reduced by 2% for each parking space so appropriated, and all other charges based upon the Floor Area of Lessee's Building shall be similarly adjusted. The abatement of Minimum Rent and other charges provided for in this Section 15(d) and the right of termination provided for in Section 15(b), above, shall constitute Lessee's sole remedies in the event of any partial taking, and the entire award, if any, payable with respect to such taking shall be divided between Lessor and Lessee as their interests appear under the award. Both Lessor and Lessee waive any right under statute or law now in effect or hereafter enacted, to petition a court to terminate this Lease in the event of a partial taking of the Leased Premises.

     (e) Apportionment of Award.

          (1) In the event of an appropriation of the entire Leased Premises, the condemnation award or settlement,including, but not limited to compensation, damages, and interest, if any, made with respect to the appropriation shall be apportioned as follows; (i) if the award contains an apportionment separately stating the award relating to Lessee's Building Improvements, then such separately stated awards shall be payable to Lessee and Lessor, respectively; and (ii) if the award does not contain such an apportionment, then Lessor shall reasonably apportion the award between them.

          (2) Lessor shall give written notice of such apportionment to Lessee within twenty (20) days of Lessor's receipt of such award. Lessee shall have
ten (10)days thereafter  to  disapprove  Lessor's  apportionment,   then  Lessor
shall reasonably apportion the award between them. Lessor shall give written notice of such apportionment to Lessee within twenty (20) days of Lessor's receipt of such award. Lessee shall have ten (10) days thereafter to disapprove Lessor's apportionment by giving written notice thereof to Lessor.

     (f) Arbitration -If Lessor and Lessee cannot mutually agree upon the apportionment of the award between them within thirty (30) days after Lessor's receipt of Lessee's disapproval, the issue of the apportionment of the award shall be arbitrated in accordance with the Rules of the American Arbitration Association. Other than as set forth herein, Lessee shall have no claim to any condemnation award or settlement and hereby irrevocably assigns and Transfers to Lessor any right Lessee may have to such award or payment. Lessee may seek an award from the condemning authority in an independent action for the taking of trade fixtures and equipment owned by Lessee, for the expense of removing and relocating such trade fixtures and equipment, and for goodwill.

     (g) Appropriation for Temporary Use - In the event of a temporary appropriation of all or any portion of the Leased Premises, this Lease shall not terminate and Lessee shall continue to observe all of its obligations hereunder as if such appropriation had not occurred, except as hereinafter provided and to the extent that it may be prevented from so doing pursuant to the terms of the order of the condemning authority. Upon such an appropriation, effective on the date Lessee is required to yield possession of the appropriated portion of the Lessee's Building to the condemning authority, the Minimum Rent and other charges shall be reduced in accordance with the formula set forth in Section 15(d), above. The abatement of Minimum Rent and other charges provided for in this Section 15 shall constitute Lessee's sole remedy, in the event of a temporary taking, and the entire award, if any, payable with respect to such taking shall be divided between Lessor and Lessee as their interests appear under the award. An appropriation which continues, or will continue, for ninety
(90) days or more shall be deemed permanent.

     (h) Waiver. The parties waive such rights of Lease termination as may be granted them in the event of condemnation by the laws of the Commonwealth of Virginia, it being their agreement that the rights of termination set forth in this Lease shall be exclusive.

16.      USE AND OPERATION OF THE LEASED PREMISES:
         ----------------------------------------

     (a) Opening and operation - Lessee shall (i)open the Leased Premises for business on the Term Commencement Date; and except as otherwise hereinafter set forth (ii) conduct its business in the Leased Premises in a manner consistent with reasonable business standards and banking practices; and (iii) operate one hundred percent (100%) of the Leased Premises continuously and uninterruptedly during the minimum hours set forth in Section 16(d) during the entire Term in accordance with the terms of this Lease. Lessee shall utilize for storage and office space only those areas indicated for such use on Lessee's plans approved by Lessor. In the event Giant Foods, Inc. discontinues the operation of a supermarket at North Point Village Center and such anchor space formerly occupied by Giant shall remain vacant for fifteen (15) full calendar months without the re-opening of another regionally operated supermarket similar to Giant, including but not limited to Safeway, Shoppers Food Warehouse, Weis Markets, Magruders, or other regional retail tenant of comparable customer traffic and size then in that event, Lessee shall have the right for, thirty days, thereafter, to terminate this Lease with Lessor effective ninety (90) days thereafter.

     (b) Violation - If Lessee violates any provision of this Section 16 then, in addition to all other rights and remedies provided in the Lease, Lessor shall have the right to mandatory injunctive relief. Lessor shall also have the right to collect upon demand, in addition to other Rent, liquidated damages in an amount equal to one hundred twenty-five percent (125%) of the Minimum Rent per day for each and every day that such violation shall continue. Payment of such sums are intended to be only a partial and temporary remedy for Lessor during the continuance of such violation, and therefore shall not relieve Lessee of any obligation under the Lease, excuse any such default or waive Lessor's other remedies therefor. Specifically, such payments shall not prevent Lessor from obtaining mandatory injunctive relief against such violation.

     (c) Use -Lessee shall use the teased Premises solely for the Permitted Use and for no other purpose. Lessee shall operate its business in the Leased Premises solely under the Lessee Trade Name of Eastern American Bank F.S.B. and under no other name except as permitted in Article 17 hereto.

     (d) Hours - Lessee shall conduct its business in the Leased Premises continuously during the Store Hours. As used herein, "Store Hours" shall be, at a minimum, those hours established for a majority of the Eastern American Bank locations serving Northern Virginia. Notwithstanding the above, the Leased Premises may be closed temporarily during bank holidays reasonable periods of alteration, repair, restoration and renovation or as a result of snow and ice, natural disaster, riot, interruption of utilities, strikes or labor shortages or for other similar causes beyond Lessee's control. Moreover, if Lessee shall determine to discontinue the operation of the Leased Premises as a banking facility by reason of either (i) corporate merger and/or acquisition resulting in overlapping branches within two (2) miles or (ii) federal or state regulatory requirement, then Lessee shall notify Lessor ninety (90) days in advance of its desire to "go dark" and discontinue the operation of the Leased Premises as a bank. In the event Lessee does in fact "go dark" in accordance herewith and remains dark for a period of one hundred twenty (120) days, Lessor shall have the right, but not the obligation so long as Lessee has not re-opened as a bank, to terminate and cancel this Lease by giving Lessee written notice thereof and thereby succeed to all of Lessee's ownership, right and title to Lessee's Building Improvements, Lessee's Common Area Improvements and the Leased Premises.

     (e) Lessee's and Lessor's compliance with Laws and Regulations. From and after the date hereof and during the entire Term, Lessee shall, at Lessee's sole cost and expense as it relates to the Leased Premises and Lessor as it relates to the Common Areas, promptly comply with all applicable statutes, ordinances, rules, regulations, orders, restrictions and requirements relating to the use, occupancy, maintenance, or operation of such respective areas whether now or hereafter in effect.

     (f) Rules and Regulations. Lessee and its employees, agents, and licensees agree to comply with the Rules and Regulations attached hereto as Exhibit "D," as the same may be reasonably amended from time to time, with notice to Lessee
o any other Rules and Regulations adopted changed, or reasonably modified by Lessor from time to time hereafter. Lessor shall not be liable to Lessee for the failure of any other tenant to observe or comply with the Rules and Regulations. To the extent that Lessor adopts or amends any Rules and Regulations after the Term Commencement Date, Lessee shall be obligated to comply with any such new or amended Rules and Regulations, if and only if, (i) such Rules and Regulation apply to all tenants of the Shopping Center (other than Giant Foods); (ii) Lessor enforces such new or amended Rules and Regulations non-discriminately; and (iii) the new or amended Rules and Regulations do not materially adversely impact Lessee's ability to conduct its business in the manner conducted prior to the adoption of the new or amended Rules and Regulations. Lessor shall not be responsible to Lessee for the failure of any other Lessee or occupant to observe or comply with the Rules and Regulations, or with any other rules and regulations Lessor may put into effect during the Term, but Lessor shall use reasonable efforts to enforce compliance with same.

     (g) Prohibited Uses. Lessee shall not commit or suffer to be committed any nuisance or other act or thing to be done in or about the Leased Premises or the Shopping Center which will in any manner whatsoever unreasonably obstruct or interfere with the rights of other tenants or patrons of the Shopping Center or injure or annoy them; nor shall Lessee allow the Leased Premises to be used for any improper, immoral, unlawful or other objectionable purpose. Lessor acknowledges that the operation of Lessee's business will generate significant automobile and pedestrian traffic and such shall not constitute a nuisance or prohibited activity under this Lease. Lessee will not be allowed to install any pay telephones in or around the Leased Premises.

17.      SUBLEASE/ASSIGNMENT

(a) Prohibition on Transfer - Except as otherwise set forth in this Lease, Lessee shall not, and shall not have the power to do any of the following (each and all of which shall hereinafter be individually and collectively referred to as "Transfer"):

     1.  Assign, encumber, or otherwise convey this Lease;
     2.  Sublet the Leased Premises, or any portion thereof:
     3. Permit any person or entity other than Lessee to use or occupy the Leased Premises, or any portion thereof;
     4. If Lessee is a partnership, permit a withdrawal or change, voluntary, involuntary, or by operation of law, of any partner or the dissolution of the partnership; or
     5. If Lessee is a corporation (whose stock is not traded through an exchange or over the counter), permit any dissolution, merger, consolidation or other reorganization on of Lessee, or the sale or other Transfer of a controlling percentage of the capital stock of Lessee, or the sale of more than an aggregate of, 25% of the value of the assets of Lessee. As used herein, the term "controlling percentage means the ownership of, and the right to vote, stock possessing more than an aggregate of 25% of the total combined voting power of all classes of Lessee's capital stock issued, outstanding and entitled to vote for the election of directors.

     (b) Lessee's Rights to Transfer to Related Parties.  Notwithstanding
Section 17 (a), above and so long as Lessee has opened and is operating as an Eastern American Bank at the Leased Premises and is not in default hereunder, Lessee may, without the consent of the Lessor, but subject to all of the terms, covenants and conditions of this Lease, including the Permitted Use Transfer this Lease or its rights hereunder to the Leased Premises, in whole, to (a) any wholly owned subsidiary or operating corporation owned and controlled by Lessee, any parent or holding corporation or similar affiliate of Lessee under Lessee's ownership or (b) a successor company which acquires all or substantially all of Lessee's assets or into which Lessee has merged provided (i) except in the event of a merger no such Transfer shall be deemed to release Lessee from its obligations hereunder from continuing liability hereunder; (ii) any transferee must expressly assume in writing all of the obligations of Lessee under the Lease; and (iii) the transferee has not defaulted elsewhere under its leases within the previous twelve (12) months; (iv) after any Transfer of the Leased Premises must thereafter for the balance of the Term, as extended, continue to be operated under the Permitted Use authorized herein, and (v) has a post transaction net worth of Ten Million Dollars ($10,000,000.00).

     (c) Lessee's Right to Transfer to Unrelated Parties.  Notwithstanding
Section 17(a)above, and so long as Lessee has opened and is operating as an Eastern American at the Leased Premises and is not in default hereunder, Lessee may without the consent of Lessor, but subject to all of the terms, covenants and conditions of this Lease, Transfer this Lease or its rights hereunder to another bank or other financial institution for use as a bank, provided however, that said Transfer shall be subject to the following conditions:

          1. Such transferee shall be then operating twenty (20) or more locations in the Washington, D.C. area (including the District of Columbia and all Maryland and Virginia Counties adjacent thereto and not be in default under any agreements associated therewith;

          2. Such transferee has been approved in writing by the appropriate governmental regulatory entities to the extent required by law;

          3. Lessee must provide notice and a representation that the above conditions have been met to Lessor fifteen (15) days before the effective date of such Transfer.

          4. Lessee shall not be released from any liability under the Lease (unless such Transferee has met the net worth test set forth in paragraph 5 below in which case Lessee shall be so released); and any transferee must expressly assume all of the obligations of "Lessee" under the Lease.

          5. Such Transferee has a post transaction net worth of Ten Million Dollars ($10,000,000.00).

     (d) Transfer to a Use other than a bank. The parties acknowledge that because of the unique position that the freestanding pad comprising the Leased Premises enjoys, it is of primary importance to the Shopping Center's appearance or success that the facility remain open during the term of the Lease and be operated in a first class manner as set forth in this Lease. Yet both parties acknowledge Lessee's desire to have some flexibility in the face of changes yet unknown in the banking industry. Therefore, if after the eleventh (11th) Lease Year of operation as a bank, Lessee or its successor wishes to discontinue the operation of the banking facility then Lessee shall give Lessor twelve (12) months prior written notice of such desire with a detailed an explanation of the reasons therefor thereof and thereafter diligently and in good faith seek out other alternative qualified banks of the type described in Article 17 (c) during said twelve (12) month period. At the expiration of such twelve (12) month period, Lessor then shall have the obligation to in good faith seek to relet the space to another freestanding user other than a qualified bank. Such alternative user shall be of the type typically found in comparable first class Shopping Centers in the Northern Virginia area a that time, shall have no less than twenty (20) locations operating in the Washington, D.C. area, shall have a net worth in excess of Fifteen Million Dollars ($15,000,000.00) shall not conflict with a then existing user in the Shopping Center and shall not use more parking spaces than Lessee shall have utilized on the Leased Premises. Upon securing such alternative pad user, Lessee may Transfer the remaining primary term of it's lease but no options to the alternative user, and shall remain liable under the terms of the Lease for the balance of the primary term of the Lease only. Rental proceeds above the Lessee's Minimum Rent, if any, shall be split twenty-five percent (25%) to Lessee, seventy-five percent (75%) to Lessor. Notwithstanding the above, Lessor shall have the right for One Hundred Fifty
(150) days after receipt of such notice to terminate all of Lessee's right's in the Lease in which event Lessee shall be released from liability hereunder. Any and all remodeling of Lessee's Building Improvements shall require Lessor's, Design Review Board, and local government approvals prior to the commencement of such work.

     (e) Lessee's Request to Transfer. Lessee agrees to the following as part of any requested Transfer:

        1.To reimburse Lessor for such reasonable expenses, including attorneys fees as Lessor may incur in connection with any requested Transfer. Lessee shall be obligated to reimburse such expenses irrespective of whether the Transfer is ultimately consummated;

         2. The proposed transferee or sublessee shall execute an agreement pursuant to which it shall agree to perform faithfully and be bound by all of the terms, covenants, conditions, provisions and agreements of this Lease;

         3. An executed duplicate original of said assumption agreement, on Lessor's then standard form, shall be delivered to Lessor within five(5)days after the execution thereof, and that such agreement shall not be binding upon Lessor until the delivery thereof to Lessor and the execution and delivery of Lessor's consent hereto which shall not be unreasonably withheld; and

         4. The rent shall be payable to Lessor by the proposed transferee or sublessee and shall be at least equal to the rent then in effect between Lessee and Lessor,if any. Lessor shall suffer no loss or detornment whatsoever in the event it receives and retains any direct payment from an transferee or subLessee hereunder.

     (f) Limited Effect of Transfer. In the event that Lessor consents to any requested Transfer:

         1. Such Transfer shall in no way relieve Lessee of its obligations hereunder except as otherwise provided herein; and

         2. Such consent shall in no way waive or affect Lessor's right to disapprove any further requested Transfer and/or sublet of this Lease where applicable.

     (g) Void Transfers -

         1. Any purported Transfer which is not in strict compliance with the provisions of this Section 17 shall be of no force or effect. Lessor shall have no obligation to pay any fees,commissions or amounts with respect to any Transfer unless Lessor shall agree in writing to such obligation.

         2. Any Transfer requiring Lessor's written consent but performed with-out Lessor's written consent shall not be binding upon Lessor, and shall confer no rights upon any third person. Each such unpermitted Transfer shall, without notice or grace period of any kind, constitute a default by Lessee under this Lease. The acceptance by Lessor of the payment of Rent following any Transfer prohibited by this Section 17 shall not be deemed to be a consent by Lessor to any such Transfer, an acceptance of the Transferee as a Lessee, a release of Lessee from the performance of any covenants herein contained, or a waiver by Lessor of any remedy of Lessor under this Lease, although amounts actually received shall be credited by Lessor against Lessee's Rent obligations. Consent by Lessor to any one Transfer shall not constitute a waiver of the requirement for consent to any other Transfer. No reference in this Lease to transferees, concessionaires, sublessee or licensees shall be deemed to be a consent by Lessor to the occupancy of the Leased Premises by any such transferee, concessionaire, subLessee or licensee.

18.  LESSOR REPRESENTATIONS

Lessor represents and warrants to Lessee that:

     (a) It has the power and authority to execute and deliver the Lease and to carry out and perform all covenants to be performed by it hereunder;

     (b) Subject to governmental requirements or other Sections in this Lease,at all times Lessor shall not obstruct Lessee's means of ingress and egress to the Leased Premises from all abutting streets, travel lanes, roads and highways, temporary obstructions for normal maintenance and repairs excepted, except as specifically provided in this Lease; and

     (c) Subject to governmental requirements or other Sections in this Lease, the Leased Premises shall at all times be treated as if it were an integrated part of the Shopping Center and no action shall be taken to impair or impede the Leased Premises from appearing to be a part of said center.

     (d) A site plan has been approved by Fairfax County and Reston's Design Review Board [and the State of Virginia (if required to develop the site)] for public access to, including proper right and left turn vehicular ingress and egress to and from, the Shopping Center from Lake Newport Road and Reston Park-way and Lessor has the full right, title and authority as of this date to demise to Lessee access to and from said roadways by vehicle without interference or interruption which access shall not be denied by Lessor;

          (e) The Shopping Center has, and the Leased Premises will have, access to electric, water, telephone and sewer service from the public utilities supplying same to the city of Reston. Seller has obtained all approvals necessary from the appropriate governmental agencies and utility companies for such services to be provided to the Shopping Center upon application and requests for service.

19.      NOTICE:

     (a) Notice - Whenever any demand, request, approval, consent or notice ("Notice") shall or may be given by one party to the other, Notice shall be addressed to the parties at their respective addresses as set forth in Section 19(b) and delivered by (i) hand, (ii) a nationally recognized overnight express courier, or (iii) registered or certified mail return receipt requested. The date of actual receipt shall be deemed the date of service of Notice.

     (b) Addresses - Any notice under this Lease must be in writing to the last address of the party to which the notice is to be given, as designated by such party in writing. The address designated by Lessee is:

          Eastern American Bank.
          208 Elden Street, Suite 200
          Herndon, Virginia 22070
          Attention: James Miller, President

The address designated by Lessor is:

For Rent Payments:

          NORTH POINT VILLAGE CENTER
          c/o Lerner Corporation, Managing Agent
          11501 Huff Court
          North Bethesda, Maryland 20895-1094
          Attention: Accounts Receivable

For Notice Addresses to Lessor at:

          NORTH POINT VILLAGE CENTER
          c/o Lerner Corporation, Managing Agent
          11501 Huff Court
          North Bethesda, Maryland 20895-1094
          Attention: Legal Department/Theodore N. Lerner

          And to Lender in the event of a Lessor default giving rise to Lessee's right to terminate if any:

                              PNC Bank
                              National Association
                              ATTN: Commercial Real Estate Loan Administration 5th Ave. & Wood St., 19th Floor
                              Pittsburgh, Pennsylvania  15265

     (c) Delivery - in the event an addressee refuses to accept delivery, however, then Notice shall be deemed to have been served on either (i) the date hand delivery is refused, (ii)the next business day after dispatch in the case of delivery by overnight courier, or (iii) three (3) business days after mailing the notice in the case of registered or certified mail. Either party may, at any time, change its Notice address by giving the other party Notice, in accordance with the above, stating the change and setting forth the new address.

     (d) Mortgagee -If any Mortgagee shall notify Lessee that it is the holder of a Mortgage affecting the Leased Premises, no Notice thereafter sent by Lessee to Lessor shall be effective unless and until a copy of the same shall also be sent to such Mortgagee in the manner prescribed in this Section 19 and to such address as such Mortgagee shall designate.

20.      WAIVER, OMISSION:
         ----------------

         Failure of Lessor or Lessee to complain of any act or omission on the part of the other, no matter how long the same shall continue, shall not be deemed to be a waiver by said party of any rights hereunder. No waiver at any time, express or implied, of any breach of any provision of this Lease shall be deemed a waiver of a breach of any other provision of this Lease or a consent to any subsequent breach of the same or any other provision.

21.      HOLDOVER:
         --------

         Subject to the provisions of Section 8 regarding removal of Lessee's property, if the Lessee shall occupy the Leased Premises after the expiration of this Lease, Lessor shall have the benefit of all provisions of law respecting the speedy recovery of possession of the Leased Premises (whether by summary proceedings or otherwise) to the same extent as if statutory notice had been given. In the event of such holdover, such occupancy shall be construed as a tenancy-at-will, and Lessee shall be subject to all of the terms, covenants, and conditions of the Lease, except that the Minimum Rent for each day that Lessee holds over ("Holdover Minimum Rent") shall be in an amount equal to one and one-fourth (1?) times the Minimum Rent payable in the last Lease Year divided by three hundred sixty-five (365).

22.      ENTIRE AGREEMENT:
         ----------------

This Lease constitutes the entire agreement between Lessor and Lessee relating to the matters mentioned herein, and as a complete and exclusive statement of the terms thereof, all prior negotiations, considerations and representations between the parties (oral or written) having been incorporated herein and superseded hereby. No course of prior dealings between the parties or their officers, employees, agents or affiliates shall be relevant or admissible to supplement, explain or vary any of the terms of this Lease. No representations, understandings, agreements, warranties or promises with respect to the Leased Premises or the building or Shopping Center of which they are a part or with respect to past, present or future tenancies, rents, expenses, operations, or any other matter have been made or relied upon in the making of this Lease, other than those specifically set forth herein. This Lease may only be modified, or a term thereof waived, by a writing signed by an authorized officer of Lessor and by Lessee. It shall be governed by the laws of Virginia in all matters including, without limitation, its validity, construction, interpretation, and performance, and it shall be binding upon and inure to the benefit of the successors, transfers, guardians, heirs, and personal representatives of the parties.

23.      MARKETING FUND:
         --------------

Lessor shall have the right and option to form a Marketing Fund (the "Marketing Fund"). Lessee shall contribute to the Marketing Fund as Additional Rent the annual amount of fifty cents ($.50) per square foot of Floor Area of Lessee's Building, in twelve (12) equal monthly installments on the first day of each calendar month throughout the Term (hereinafter "Marketing Fund Dues"). The Marketing Fund Dues shall be increased following the close of the first Lease Year in and for which they are paid, and at the close of each Lease Year thereafter, to be an amount equal to the Marketing Fund Dues payable in the preceding Lease Year, increased by five percent (5%). The Marketing Fund Dues shall be used by Lessor to pay all costs and expenses associated with the formulation and carrying out of programs for the promotion of the Shopping Center. In addition, Lessor may use up to 20% of the Marketing Fund Dues to defray the cost of administration of the Marketing Fund, including, without limitation, the salary and related costs and benefits of a director and related administrative personnel, and rent allocable to any management office within the Shopping Center devoted to use by such personnel. Lessee shall comply with all other reasonable rules and regulations established by Lessor in connection with the Marketing Fund.

     Lessee shall contribute to the Marketing Fund, as an initial assessment for advertising and promotional activities, an amount equal to One Dollar ($1.00) per square foot of Floor Area of Lessee's Building, due upon Lessee's execution of this Lease. The Lessee shall have the right upon fifteen (15) days prior written notice, one per Lease Year, to review the books and records of Lessor as it pertains to the Marketing Fund.

24. TIME IS OF THE ESSENCE: Time is of the essence of this Lease and all of its terms, provisions, and conditions.

25.      RENEWAL TERMS:

     Lessee shall have the option, to be exercised as herein provided to extend the Term of this Lease for two (2) successive terms of five(5)years each("Option Periods" following the Initial Term, provided there is no monetary or non-monetary default in the performance of any condition in this lease as to which a notice of default has been given to Lessee and that remains uncured. Notwithstanding the foregoing provision, in the case of any non-monetary default which can with due diligence be cured before ninety (90) days preceding the Termination Date of the Initial Term or Option Period as the case may be, if Lessee shall have proceeded promptly after the service of the notice of default with due diligence to cure such default, Lessee may nevertheless exercise such option and shall be entitled to such Option Period so long Lessee as continues to diligently complete such cure and such cure shall be effected within one hundred twenty (120) days of such default.

     Said Option Periods are expressly conditioned upon Lessor's receipt of Lessee's timely written notice to Lessor of its intent to exercise such Option Period at least twelve (12) months prior to the expiration of the Initial Term or then current Option Period.

     All terms and conditions contained in the Lease shall apply during the Option Periods except that the Minimum Rent shall be the greater of:(i) the then prevailing fair market value for use of the Leased Premises during the Renewal Term (hereinafter referred to as the "Fair Rental Value"), taking into consideration bona fide third-party offers and then current rental rates in the area for comparable facilities similarly situated and excluding tenant fix up allowances rent abatements and other concessions, unless, Lessee shall benefit from same during the applicable Option Period; or (ii) an amount equal to the Minimum Rent payable in the preceding Lease Year. Once established such Minimum Rent shall increase on the anniversary date of the Term Commencement Date in the manner and method set forth in Section 2(a).

      Within thirty (30) days after receipt of Lessee's written notice of its intention to exercise the option hereunder, Lessor shall serve Lessee with written notice of the proposed Fair Rental Value and the basis therefor. If and only if, the Fair Rental Value is the method for determining the Option Period Minimum Rent and the parties fail to so agree on the Fair Rental Value then, in such event, such Fair Rental Value shall be determined by the mutual agreement of two retail real estate brokers knowledgeable of the subject matter. Each party shall select one broker within five days of request to do so by the other party and said brokers shall make their determination within ten days thereafter. In no event shall such Fair Rental Value be less than the Minimum Rent payable in the preceding year.

     All terms and conditions contained in the Lease shall apply during the Option Periods. In the event Lessee elects to exercise Option Periods One or Two, Lessee agrees to continue the remodeling requirements of Section 6 of the Lease.

26.      ENVIRONMENTAL:
         -------------

     (a) Lessor Representations and Warranties - Lessor warrants that as of the date it delivers possession of the Leased Premises to Lessee, and to the best of Lessor's knowledge, there is not present on the property any Hazardous materials (including asbestos but excluding naturally occurring varying levels of Radon) and that the property is not now being used for the handling, storage, treatment, transportation or disposal of Hazardous materials. In the event that Lessor is held to be in breach of this warranty Lessor agrees to indemnify, defend, and hold the Lessee harmless from and against any loss, including without limitation, attorney's fees incurred by the Lessee as the result of such presence or content, handling, storage, transportation, treatment or disposal of Hazardous materials or hazardous substances, (including asbestos but excluding naturally occurring varying levels of Radon). The representatives and warranties contained in this paragraph 26 (a) shall survive the termination of this Lease and discharge of Lessor's other obligations hereunder.

     (b) Lessee's Representations and Warranties - Lessee hereby represents and warrants as of the date hereof as follows:

          (1) Lessee its agents, contractors or invitees shall not engage in or permit any operations or activities upon, or any use or occupancy of the Leased Premises, or any portion thereof, for the purpose of or in any way involving the handling, manufacture, treatment, storage, use, generation, release discharge, refining, dumping or disposal of any Hazardous Materials (whether accidental or intentional) on, under, in or about the Leased Premises.

          (2) Lessee shall obtain any or all permits, licenses and other authorizations which may be required under all Environmental Requirements, relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of any Hazardous Materials. Lessee shall further comply with all terms and conditions of any such required permits, licenses and authorizations, and shall also be in compliance with all other Environmental Requirements.

          (3) Lessee its agents, contractors, or invitees shall not construct,
place, deposit, store, dispose of nor locate on  the   Leased   Premises,   any
poly-chlorinated bi-phenyls (PCBs) nor transformers, capacitors, ballasts, or other equipment which contains dielectric fluid containing PCBs, or any asbestos or asbestos-containing materials or any insulation material containing urea formaldehyde or any radon gas.

          (4) The above representations and warranties contained in this Section shall survive the termination of this Lease and the discharge of Lessee's other obligations hereunder.

     (c) Definitions - For the purposes of this Lease, the following terms shall have the following meanings:

          (1)"Hazardous Materials" means any substance whether solid, liquid or gaseous in nature:

               (i) the presence of which requires investigation or remediation under any Environmental Requirements, or

               (ii) which is or becomes defined as a "hazardous waste" or "hazardous substance" or "pollutant" or "contaminant" under any federal, state or local statute, regulation, rule, or ordinance or amendments thereto now in force or hereafter enacted including, without limitation, the Comprehensive Environmental Response, Compensation and Liability Act (42 U.S.C.
Section 9601 et seq.) as modified by the Superfund Amendments and Re-authorization Act of 1986 or the Resource Conservation and Recovery Act
 (42 U.S.C Section 6901 et seq.); or

               (iii) which is toxic, explosive, corrosive, flammable,infectious, radioactive, carcinogenic, mutagenic, or otherwise hazardous and is or becomes regulated by any governmental authority, agency, department, commission, board, agency or instrumentality of the United States, any State of the United States, or any political subdivision thereof; or

               (iv) the presence of which on the Leased Premises poses or threatens to pose a hazard to the Leased Premises or the health or safety of persons an or about the Leased Premises, or

               (v) without limitation which contains gasoline, diesel fuel or other petroleum hydrocarbons or volatile organic compounds; or

               (vi) without limitation which contains poly-chlorinated bi-phenyls (PCBs) or asbestos or asbestos-containing materials or urea formaldehyde foam insulation or petroleum products or lead based paints; or

               (vi) without limitation radon gas other than that which is naturally occurring in varying levels.

               (vii) any materials present on the land or in the improvements which have been shown to have significant adverse effects on human health or which are subject to regulation under the Toxic Substances Control Act, applicable state law, or any other applicable federal, state or local laws now in force or hereafter enacted relating to toxic substances.

     (2) "Environmental Damages" means all claims, judgments, damages (including without limitation, punitive damages), losses, penalties, fines,
liabilities (including  strict  liability),   encumbrances,   liens,   costs,
expenses of investigation and defense of any claim, whether or not such is ultimately defeated, and of any settlement or judgment of whatever kind or nature, contingent or otherwise, matured or unmatured, foreseeable or unforeseeable, including without limitation reasonable attorneys' fees and disbursements and consultants' fees, any of which are incurred at any time as a result of either the Lessee's or the Lessor's causing directly or indirectly any Hazardous Material to enter upon, about,or beneath the Leased Premises or migrating or threatening to migrate from the Leased Premises, or the existence of a violation by Lessee or Lessor of Environmental Requirements pertaining to the Leased Premises and including, without limitation:

          (i) damages for personal injury, or injury to the Leased Premises or natural resources occurring upon or off of the Leased Premises, foreseeable or unforeseeable, including, without limitation, lost profits, consequential damages, the cost of demolition and rebuilding of any improvements on the Leased Premises, interest and penalties including but not limited to claims brought by or on behalf of employees of Lessee, with respect to which Lessee waives, for the benefit of Lessor only, any immunity to which it may be entitled under any industrial or worker's compensation laws;

          (ii) diminution in the value of Shopping Center or any part thereof, and damages for the loss of or restriction on the use of or adverse impact on the marketing of rentable or usable space or of any amenity of the Shopping Center;

          (iii) fees incurred for the services of attorneys, consultants, contractors, experts, laboratories and all other costs incurred in connection with the investigation, cleanup or remediation of such Hazardous Materials or violation of Environmental Requirements including but not limited to, the performance of any cleanup, remedial, removal, abatement, containment, closure, restoration or monitoring work required by any federal, state or local governmental agency or political subdivision, or reasonably necessary to restore the Leased Premises to the condition existing prior to the introduction by Lessor or Lessee of Hazardous Materials upon, about or beneath the Leased Premises in accordance with the standard of remediation imposed by applicable law or otherwise expended in connection with such conditions, and including without limitation any attorneys' fees, costs and expenses incurred by Lessor in enforcing this Lease or collecting any sums due hereunder; and

          (iv) liability to any person or entity to indemnify such person or entity for costs expended in connection with items referenced in Subparagraph
(iii) hereof.

     (3) "Environmental Requirements" means all applicable present and future statutes, regulations, rules, ordinances, codes, licenses, permits, orders, approvals, plans, authorizations, and similar items, of all governmental agencies, departments, commissions, boards, bureaus or instrumentalities of the United States, states and political subdivisions thereof and all applicable judicial and administrative and regulatory decrees, judgment and orders relating to the protection of human health or the environment, including, without limitation:

          (i) all requirements, including but not limited to those pertaining to reporting, licensing, permitting, investigation and remediation of emissions,discharges, releases or threatened releases of Hazardous Materials, into the air, surface water, ground water or land, or relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of Hazardous Materials; and

          (ii) all requirements pertaining to the protection of the health and safety of employees or the public.

     (d) Indemnification. Lessee agrees to indemnify, reimburse, defend, exonerate, pay and hold harmless:(a) Lessor, its affiliates and any other person or entity which holds or which may hereafter have an interest in the Lease and the Leased Premises, or either of them; and (b) the directors, officers, partners, shareholders, employees, and agents, of Lessor any other person or entity which have or which may hereafter hold an interest in the Lease and the Leased Premises, or either of them, from and against any and all Environmental Damages arising from the presence of Hazardous Materials, upon, about or beneath the Leased Premises caused directly by Lessee, or arising in any manner whatsoever out of the violation by Lessee of any Environmental Requirements pertaining to the Leased Premises and the activities thereon, or the breach by Lessee of any warranty or covenant or the inaccuracy of any representation of Lessee contained in this Lease. Provided that in no event shall Lessee indemnify Lessor under this paragraph 26 (d) for conditions which existed or arose prior to Lessee taking possession of the Leased Premises or which were caused by Lessor.

     (e) De Minimis Substances. Nothing contained in this Section 26 shall be deemed to prevent Lessee's use of Hazardous Materials contained in cleaning fluids and in printer and photocopier toners typically used in offices.

27.      ADA - NOTICE INDEMNIFICATION:

         Lessor shall be solely responsible for "ADA" compliance for the Common Areas of the Shopping Center exclusive of Lessee's Common Area Improvements, Lessee's Building Improvements and the Leased Premises. Any alterations, remount of barriers or other modifications which are required to be made shall be the sole responsibility and at the expense of Lessor if outside the Leased Premises or Lessee if inside the Leased Premises. Lessor shall indemnify and hold Lessee harmless for any loss, damages or attorney's fees incurred due to a violation or non-compliance under the Americans with Disabilities Act for work done to the Common Areas if outside the Leased Premises or by Lessee if such work is required inside the Leased Premises.

          Both Lessor and Lessee shall put the other party on written notice when any violations of the Americans with Disabilities Act have been alleged or threatened by any third party or suit has been filed by any third party. Said written notice shall take place within ten (10) days of the allegations or threat or service of the suit, and shall be sent by first class mail to the notice address as indicated in Section 19.

28.      BANKRUPTCY AND INSOLVENCY

     (a) Bankruptcy Terminates Lease. As a primary inducement for Lessor's entering into this Lease, Lessor and Lessee agree that in the event any of the following shall occur, and not be discharged, dismissed, or otherwise set aside within sixty (60) days thereafter, this Lease shall automatically terminate and neither this Lease nor any interest herein, nor any interest in or to the Leased Premises shall become an asset of, to, or in any of the below-mentioned proceedings, nor be passed, transferred, or conveyed to any party whatsoever,whether by operation of law or by judicial order or otherwise:

          (1) Should Lessee institute any proceedings under the Bankruptcy Act (Title 11 of the United States Code), as the same may be amended from time to time, or any successor statutes, or under any other act relating to the subject of insolvency or bankruptcy, whether in such proceeding Lessee seeks to be adjudicated a bankrupt, or to be discharged of its debts or to effect a plan to liquidation, composition or reorganization; or

          (2)Should any involuntary proceeding be filed against Lessee under any such bankruptcy laws; or

          (3) Should Lessee become insolvent or be adjudicated a bankrupt in any court of competent jurisdiction, or should a receiver or trustee of Lessee's Leased Premises be appointed, or should Lessee make a general assignment for the benefit of creditors; or

          (4) Should there occur the attachment, execution, or other judicial seizure of substantially all of Lessee's assets located at the Leased Premises, or if a writ of attachment is executed on this Lease; or

          (5) Should this Lease, or any interest herein or to the Leased Premises, otherwise by operation of law devolve or pass to any person or persons other than Lessee.

Notwithstanding this Section, this Lease shall not automatically terminate if Lessee is not otherwise in default under this Lease, including the obligation to pay rent.

     (b) Waiver.The acceptance of rent at any time from time to time by Lessor from Lessee as debtor in possession or from any Transfer as set forth in Section
24.01 above, shall not preclude Lessor from exercising its rights hereunder at any time thereafter.

29.      TITLE:  SALE OF LEASED PREMISES BY LESSOR

      (a) Title. This Lease, subject to Lessee's right of non-disturbance and quiet enjoyment, shall be subject and subordinate to the following:

               (1) Any covenants, conditions, restrictions, any rights of way, and any other matters or documents of record pertaining to the Shopping Center or the Leased Premises; and
               (2) Any easements for utilities or ingress and egress or easements, covenants, conditions and restrictions which now or hereafter may be placed of record by Lessor for purposes of the common benefit of the occupants of the Shopping Center, provided that any such easement, covenants, conditions and restrictions shall neither preclude Lessee from operating its business nor materially hinder access to the Leased Premises. Lessee agrees to execute such documents requested by Lessor to subordinate its interest hereunder to such easements, as they may be amended and supplemented from time to time.

Lessee agrees that it, and all persons in possession or holding under it, will comply with the terms of the documents and matters of record set forth above.

      (b) Sale of Leased Premises By Lessor. If Lessor shall sell, transfer, or exchange its interest in the Shopping Center or the Leased Premises after the date hereof, then, provided that Lessor's assignee or grantee shall assume Lessor's obligations under this Lease, Lessor shall be released and discharged from any and all obligations and responsibilities under this Lease, express or implied, accruing after the effective date of such sale, Transfer, or exchange. Lessee shall receive notice of any such transfer in writing.

30.      MISCELLANEOUS PROVISIONS

      (a) Recording - A memorandum of Lease set forth on Exhibit H may be recorded by either party in the land records of Fairfax County.

      (b) Interest - If (i) Lessee fails to make any payment under this Lease when due, (ii) Lessor performs any obligation of Lessee under this Lease, or
(iii) Lessor incurs any costs or expenses as a result of Lessee's Default under this Lease, then Lessee shall pay, upon demand, Interest from the date such payment was due or from the date Lessor incurs such costs or expenses relating to the performance of any such obligation or Lessee's default, as the case may be, plus the payment due under (i), or the amount of such costs and expenses incurred under (ii) or (iii), and Lessor's administrative costs in connection therewith regardless of whether or not otherwise expressly provided for in this Lease.

      (c) Legal Expenses. If any action or proceeding is commenced in which Lessor or Lessee is made a party by reason of being the Lessor or Lessee under this Lease, or if Lessor or Lessee shall deem it necessary to engage attorneys or institute any suit against Lessee or Lessor in connection with the enforcement of Lessor's or Lessee's rights under this Lease, the violation of any term of this Lease, the declaration of Lessor's or Lessee's rights hereunder, or the protection of Lessor's or Lessee's interests under this lease, the non-prevailing party in such action shall reimburse the other for its expenses incurred as a result thereof including, without limitation, court costs and reasonable attorneys' fees.

         The provisions of this Section shall survive the expiration or earlier termination of this Lease and apply to any action or proceeding instituted for the purpose of recovering possession of the Leased Premises following such termination or expiration.

      (d) Successors and Transfers - This Lease and the covenants and conditions herein contained shall inure to the benefit of and be binding upon Lessor and Lessee, and their respective permitted successors and Transfers. Upon any sale or other Transfer by Lessor of its interest in the Leased Premises, Lessor shall be relieved of any obligations under this Lease occurring subsequent to such sale or other Transfer.

       (e) Limitation on Right of Recovery Against Lessor. It is specifically understood and agreed that there shall be no personal liability of any shareholder, partner, director, trustee, officer, employee, representative, or agent of Lessor, in respect to any of the covenants, conditions or provisions of this Lease. In the event of a breach or default by Lessor of any of its obligations under this Lease, Lessee shall look solely to the equity of the Lessor in the Shopping Center for the satisfaction of Lessee's remedies. Accordingly Lessee hereby agrees to look solely to Lessor's equity in the Shopping Center for the satisfaction of any claim arising from this Lease and shall not seek to impose personal liability on any shareholder, trustee, partner, officer, employee, representative or agent of Lessor. A similar limitation on liability shall be inserted in each document executed by Lessor pursuant to this Lease. The foregoing notwithstanding the Lessor agrees to be liable for up to fifty thousand ($50,000) additional dollars above its equity in the Shopping Center.

       (f) Security Deposit. The Lessee agrees that it shall simultaneously with the execution of this Lease, deposit with Lessor, as a Security Deposit for the payment of all Minimum Rent and other additional rent and the performance of Lessee's other obligations under the Lease, an irrevocable automatically renewable letter of credit from a bank reasonably acceptable to Lessor, in a form acceptable to Counsel for Lessor, in an amount equal to $200,000.00. Lessor shall reimburse Lessee for one-half of all fees charged by the issuer of such letter of credit.

If Lessee defaults in the payment of Minimum Rent or additional rent after applicable notice and cure periods payable under the terms of the Lease, or defaults in the performance or observance of any other obligation on its part to be performed or observed under the terms of the Lease after applicable notice and cure periods, inclusive of an obligation on the part of Lessee to replace any expiring letter of credit thirty (30) days before the expiration thereof, Lessor may draw down the entire amount of the letter of credit and apply all or a portion of the sum so obtained to the payment of Minimum Rent and additional rent in default, or any damages or other money arrearage and/or the damages and costs incurred by Lessor in rectifying any default or to any amount to which Lessor may be then or thereafter entitled under the Lease or simply to convert said Letter of Credit cash to hold as cash security deposit and tenant shall thereafter promptly restore the Security Deposit to the required amount specified herein. Any such action shall not be construed as a limitation of Lessor's right to invoke any other remedy available under the Lease or at law or in equity for breach of the Lease, or to collect the full amount of damages owing by Lessee on account of such breach. If by reason of Lessee's default under the Lease, Lessor terminates the lease, either before or after the commencement of the Initial Term or re-enters the Leased Premises, Lessor may retain the Security Deposit as liquidated damages, applying it against the damages which it suffers but without waiving its rights to recovery against additional damages to where it may be entitled or applying it to the monthly installments of Rent hereunder in inverse order of accrual.

Notwithstanding the foregoing, Tenant may, after the fifth (5th) anniversary of the Term Commencement Date, replace such amount with an amount which represents eighty percent (80%) of the original face amount of such letter of credit. Said face amount may be further reduced on each subsequent anniversary of the Term Commencement Date to sixty percent (60%) of such original amount on the sixth
(6th)  anniversary,  forty percent (40%) of such original  amount on the seventh
(7th) anniversary and twenty percent (20%) of such original amount on the eighth anniversary thereof. As of the ninth (9th) anniversary of the Rent Commencement Date there shall be no Security Deposit required.

         (g) Severability - If any term or provision of this Lease, or the application thereof to any person or circumstance shall, to any extent, be invalid or unenforceable, the remainder of this Lease, or the application of such term or provision to persons or circumstances other than those as to which it is held invalid or unenforceable, shall not be affected thereby, and each term and provision of this Lease shall be valid and be enforced to the fullest extent permitted by law.

         (h) Joint and Several Liability - If two or more individuals, corporations, partnerships or other persons (or any combination of two or more thereof) shall sign this Lease as Lessee, the liability of each such individual, corporation, partnership or other persons to pay the Rent and perform all other obligations hereunder shall be deemed to be joint and several, and all notices, payments and agreements given or made by, with or to any one of such individuals, corporations, partnerships or other persons shall be deemed to have been given or made by, with or to all of them. In like manner, if Lessee shall be a partnership or other legal entity, the members of which are, by virtue of any applicable law or regulation, subject to personal liability, the liability of each such member shall be joint and several.

         (i) Broker's Commission - Lessor and Lessee warrant and represent to each other that no broker, finder or agent has acted for or on their behalf in connection with the negotiation, execution or procurement of this Lease. Lessee and Lessor agree to indemnify and hold each other harmless from and against all liabilities, obligations, and damages arising, directly or indirectly, out of or in connection with a claim from a broker, finder or agent with respect to this Lease or the negotiation thereof, including costs and attorneys' fees incurred in the defense of any claim for compensation.

         (j) Irrevocable Offer, No Option. The submission of this Lease by Lessor to Lessee for examination shall not constitute a reservation of or option for the Leased Premises. This Lease shall become effective only upon execution thereof by both parties and delivery thereof to Lessee.

         (k) Inability to Perform. If Lessor is delayed or prevented from performing any of its obligations under this Lease by reason of strike, labor troubles, or any cause whatsoever beyond Lessor's control, the period of such delay or such prevention shall be deemed added to the time herein provided for the performance of any such obligation by Lessor. Such inability to perform shall not apply to the payment of Minimum Rent, Additional Rent, Common Area charges, Taxes, Insurance, or Marketing Fund payments or other amounts due to Lessor under this Lease.

         (l) Survival. Notwithstanding anything to the contrary contained in this Lease, the expiration of the Term of this Lease, whether by lapse of time or otherwise, shall not relieve Lessee from its obligations accruing prior to the expiration of the Term.

         (m) Corporate Lessees. If Lessee is a corporation, the person(s) executing this Lease on behalf of Lessee hereby covenant(s) and warrant(s) that:
Lessee is a duly formed corporation qualified to do business in the state in which the Shopping Center is located; Lessee will remain qualified to do business in said state throughout the Term; and such persons are duly authorized by such corporation to execute and deliver this Lease on behalf of the corporation.

         (n) Relationship of Parties. This Lease shall not create any relationship between the parties other than that of Lessor and Lessee.

         (o) Other Lessees. Lessor reserves the absolute right to effect other tenancies in the Shopping Center as Lessor shall determine in the exercise of its sole business judgment. Lessee does not rely on the fact, nor does Lessor represent, that any specific Lessee or type of Lessee shall occupy or continue to occupy any space in the Shopping Center during the Term.

         (p) Rule Against Perpetuities and Delivery of Possession. If Lessor shall be unable to deliver possession of the Leased Premises as required herein, by reasons outside of Lessor's Control, Lessor shall not be subject to any liability for failure to deliver possession; under such circumstances, the Minimum Rent and all other Rent shall be abated until delivery of possession or until such later date after the actual possession date provided for in the Lease, and such failure to deliver possession shall in any other manner affect the validity of this Lease or the obligations of Lessee hereunder. Notwithstanding anything to the contrary in the Lease, if Lessor does not complete the work described in Exhibit B or otherwise fails to deliver possession of the Leased Promises within eight (8) months of the date hereof for reasons reasonably beyond the control of Lessor and not caused by Lessee, then the Lease shall, at the option of Lessor or Lessee, become void and both parties shall be relieved of all obligations; moreover, if the Term shall not have commenced within three (3) years of the date hereof for any reason, then the Lease shall automatically become void and both parties hereto shall be relieved of all obligations.

         (q) Restriction on Leasing. The Lessor agrees that, provided Lessee is not in default hereunder, it shall not lease any space in the area of the Shopping Center cross hatched in blue on attached Exhibit A-2 to another state or federally chartered depository institution.


         IN WITNESS WHEREOF, the parties hereto intending to be legally bound hereby have executed this Lease under their respective hands and seals as of the day and year first above written.

ATTEST:                             LESSOR:
RESTON NORTH POINT VILLAGE
LIMITED PARTNERSHIP, a District of
Columbia limited partnership, by its
general partner, PLANDEN CORPOR-
ATION, a Maryland corporation


_____________________               By: ___________________________
Theodore N. Lerner                          Name: Mark D. Lerner

Title: Vice President               Date:


ATTEST:                             LESSEE:
EASTERN AMERICAN BANK, F.S.B.
a Virginia corporation

_____________________               By:___________________________
[corporate seal]                    Name:_________________________
                                            Title:  President
                                            Date:   June 4, 1993

COUNTY OF MONTGOMERY

STATE OF MARYLAND

         I hereby certify that on this 19th day of July, 1992, before me, a Notary Public, in and for the State of Maryland, personally appeared Mark D. Lerner, Vice-President of PLANDEN CORPORATION, a Maryland corporation, and on behalf of said corporation did acknowledge the foregoing Lease, including the attached Addendum, if any, to be the act and deed of said body corporate.

         Witness my hand and notarial seal.


                                                     ---------------------------
                                                     Notary Public

                  My commission expires 4/1/96
              ******************************************************

COUNTY OF FAIRFAX

STATE OF VIRGINIA

         I hereby certify that on this 4th day of June, 1993, before me, the subscriber, a Notary Public, in and for the State and County aforesaid, personally appeared James M. Miller, President of Eastern American Bank, F.S.B., a _____________ corporation, and on behalf of said corporation did acknowledge the foregoing Lease, including the attached Addendum, if any, to be the act and deed of said body corporate.

         Witness my hand and notarial seal.


                                            ----------------------------
                                            Notary Public

EXHIBIT A

Commitment No. 92-4986                             File No. 92-4986

ALL THAT certain tract or parcel of land lying and being situate in Fairfax County, Virginia, and more particularly described as follows:

All of Block One (1), Section Fifty-Seven (57) RESTON, as the same appears duly dedicated, platted and recorded in Deed Book 7882 at Page 1727 among the land records of Fairfax County, Virginia, and further described by metes and bounds as follows:

   Beginning at the southeasterly corner of Parcel A, Block 1, Section 55, Reston (recorded in Deed Book 6729 at Page 277), said point also being on the westerly right-of-way line of Reston Parkway, Route 602 (previously dedicated and recorded in Deed Book 5646 at page 1843, Deed Book 6086 at page 1487, and in Deed Book 6894 at page 154);

   thence departing Parcel A, and running with westerly right-of-way line of Reston Parkway, the following courses and distances:

    S 00* 51' 52" E 57.97 feet to a point of curvature;

   with an arc of a curve to the right whose radius is 1,005.96 feet and whose chord bearing and distance are S 20* 44' 41" W 740.94 feet respectively, an arc distance of 758.81 feet to a point of reverse curvature;

   with the arc of a curve to the left whose radius is 1,096.74 feet and whose chord bearing and distance are S 33* 54' 31" W 322.16 feet respectively, an arc distance of 323.32 feet to a point of tangency;

   S 25* 27' 47" W 100.46 feet to a point of curvature;

   with the arc of a curve to the right whose radius is 25.00 feet and whose chord bearing and distance are S 70* 25' 05" W 35.33 feet respectively, an arc distance of 39.23 feet to a point of tangency, said point also being on the northerly right-of-way line of Lake Newport Road, Route 6396 (previously dedicated and recorded in Deed Book 6160 at page 464);

   thence departing Reston Parkway, and running with the northerly right-of-way line of Lake Newport Road, the following courses and distances:

   N 64* 37' W 395.79 feet to a point of curvature;

   with the arc of a curve to the left whose radius is 669.50 feet and whose chord bearing and distance are N 68* 22' 58" W 87.71 feet respectively, an arc distance of 87.77 feet to a point:

   N 02* 23' 09" E 12.44 feet to a point, said point also being the southeasterly corner of Block 2, Section 57, Reston (recorded in Deed Book 6334 at page 68);

   thence departing Lake Newport Road and Block 2, and running through Parcel 2, Reston (recorded in Deed Book 4926 at page 299 et seq), the following courses and distances:

   with the arc of a curve to the right whose radius is 681.50 feet and whose chord bearing and distance are S 70* 16' 48" E 50.84 feet respectively, an arc distance of 50.86 feet to a point:

   N 21* ` 52' 28" E 60.71 feet to a point of curvature;

   with the arc of a curve to the left whose radius is 100.00 feet and whose chord bearing and distance are N 09* 16' 41" E 43.56 feet respectively, an arc distance of 43.91 feet to a point of tangency:

   N 03* 18' 06" W 181.67 feet to a point of curvature;

   with the arc of a curve to the left whose radius is 175.00 feet and whose chord bearing and distance are N 26* 29' 20" W 137.81 feet respectively, an arc distance of 141.64 feet to a point of reverse curvature;

   with the arc of a curve to the right whose radius is 125.00 feet and whose chord bearing .and distance are N 46* 36' 27" W 13.38 feet respectively, an arc distance of 13.39 feet to a point;

   N 46* 27' 42" E 15.50 feet to a point;

   with the arc of a curve to the right whose radius is 109.50 feet and whose chord bearing and distance are N 12* 32' 10" E 181.72 feet respectively, an arc distance of 214.33 feet to a point of tangency;

   N 68* 36' 39" E 69.91 feet to a point of curvature;

   with the arc of a curve to the left whose radius is 140.50 feet and whose chord bearing and distance are N 54*16' 35" E 69.57 feet respectively, an arc distance of 70.30 feet to a point of tangency;

   N 39* 56' 30" E 190.64 feet to a point;

   N 02* 52' 40" W 27.33 feet to a point;

   N 28* 05' 18" E 186.90 feet to a point on the southerly line of Lot 23, Block 1, Section 55, Reston (recorded in Deed Book 6729 at page 277);

   thence running with the southerly line of Lot 23, the same course continued with Lot 22, Block 1, Section 55, Reston, S 67* 16' 00' E 50.00 feet to a point on the southerly line of Lot 22;

   thence continuing with the southerly line of Lot 22, the same course continued with Lots 21, 20 and 19, Block 1, Section 55, Reston, S 8O* 52' 56" E
246.11 feet to a point on the southerly line of Lot 19;

   thence continuing with the southerly line of Lot 19, the same course continued with Lots 18, 17, 16 and Parcel A, Block 1, Section 55, Reston, S 85* 17' 57", E 291.16 feet to the point of beginning.

Containing 747.533 square feet or 17.16101 acres. more or less. Less and except Parcel 1C not owned by Landlord.

AND BEING a portion of the same property conveyed to Reston Land Corporation, a Delaware corporation, by deed from Gulf Reston, Inc., a Delaware corporation, dated July 12, 1978 and recorded July 12 1978 in Deed Book 4926 at page 302 among the land records of Fairfax County, Virginia.

This Commitment Valid Only When Schedule B Attached

CHICAGO TITLE INSURANCE COMPANY

Commitment No. 92-4986                                         File No. 92-4986

SCHEDULE B - SECTION 1

The following are the requirements to be complied with:

1. Instrument(s) creating the estate or interest to be insured must be approved, executed, delivered and filed for record.

         a) DEED in proper form from Reston Land Corporation, a Delaware corporation, to Lerner Enterprises Limited Partnership, shown in Schedule A as the proposed insured under the Owner's Policy to be issued, vesting fee simple title in said purchaser.

         b) DEED OF TRUST in proper form from the purchaser to Trustees to be designated securing the indebtedness in favor of the Proposed Insured under the Loan Policy to be issued.

2. Provide the following information for Reston Land Corporation: a current Certificate of Good Standing from its state of incorporation; b) a corporate resolution authorizing the sale and conveyance of the subject property upon the terms contemplated hereunder; c) proper corporate authority for any signatory executing the documents required herein on behalf of said corporation

3.      Provide the following information for Lerner Enterprises Limited
Partnership: a)satisfactory evidence that the execution and delivery of the required document(s) set forth above is pursuant to, and in accordance with,the valid operative terms and conditions of the partnership agreement and certificate; b) proper statutory certificate has been filed in the Office of the Virginia State Corporation Commission.

4. Pay the agreed amounts for the interest in the land and/or the mortgage to be insured to, or for the account of, the grantors and/or mortgagors.

5.       Pay all premiums, fees and charges for the policy(ies) to be issued.

6. Pay all taxes, charges and assessments, levied and assessed against the subject premises, which are now due and payable.
NOTE: Taxes have been paid through the year 1991.

7. You must provide satisfactory evidence (such as lien waivers from all laborers, suppliers or providers of services) that any improvements, repairs and/or alterations to the premises have been completed and fully paid for, or, in the alternative, that no labor, material or services have been performed or provided for an improvement to the subject premises within the statutory time period within which a lien could be filed. Note: The Owner's Affidavit required below will satisfy this requirement if no labor, material or services have been performed or provided within the statutory time when a mechanic's lien can be filed.

8. The record owner(s) of the property to be insured must execute the Company's Owner/Seller Affidavit in order for the final policy(ies) to provide extended coverage to the insured(s). The final policy(ies) will be subject to any matters shown on said affidavit unless removed to the satisfaction of the Company.

9. Provide a current satisfactory survey and inspection report in accordance with A.L.T.A. standards of the premises if survey coverage is to be extended to any insured hereunder. The policy(ies) are subject to all matters shown thereon.

CHICAGO TITLE INSURANCE COMPANY

Commitment No. 92-4986                                       File No.: 92-4986

SCHEDULE B - SECTION II

         Schedule B of the policy or policies to be issued will contain exceptions to the following matters unless the same are disposed of to the satisfaction of the Company:

         1. Defects, liens, encumbrances, adverse claims or other matters, if any, created, first appearing in the public records or attaching subsequent to the effective date hereof but prior to the date the proposed insured acquires for value of record the estate or interest or mortgage thereon covered by this commitment.

         2. Rights or claims of parties in possession not shown by the public records.

         3. Encroachments, overlaps, overhangs, violated restrictive covenants and conditions, deficiencies in quantity of land, boundary line disputes, and any other matters which would be disclosed by an accurate current survey and inspection of the premises.

         4. Easements or claims of easements not shown by the public records.

         5. Any lien, or right to a lien, for services, labor or material heretofore or hereafter furnished, imposed by law, and not shown by the public records.

         6. Taxes,  special  assessments,   and/or  public  charges  (including
assessments by any county, municipality, metropolitan district or commission) which are not shown as existing liens by the public records, or which have been levied or assessed but are not yet due and payable.

         7. Taxes subsequent to those for the year 1991, a lien not yet due and payable, and in addition thereto, any and all supplemental taxes.

         8. Restrictions, terms and conditions as set forth in Deed Book 2431 at page 319, amended in Deed Book 2502 at page 373, in Deed Book 2750 at page 130, in Deed Book 5947 at page 1127, and in Deed Book 6072 at page 69.

         9. Maintenance assessments per Article II of aforesaid restrictions.

         10.Reservation of easements for installation and maintenance of underground utilities, supply and transmission lines, and drainage facilities as set forth in aforesaid restrictions and noted on recorded plat of subdivision.

         11.Declaration of Protective Covenants recorded in Deed Book 2842 at page 210, re-recorded in Deed Book 2845 at page 517.

         12.Deed of Easement and Assignment to Reston Transmission Company recorded in Deed Book 3268 at page 113.

         13.Reston Land/Warner Agreement recorded in Deed Book 5254 at page 764.

         14.Easement granted Virginia Electric and Power Company by instrument recorded in Deed Book 856 at page 52.

[Graphic Omitted]

EXHIBIT B

CONSTRUCTION AND ACCEPTANCE OF THE LEASED PREMISES

         This Exhibit B forms a part of that certain Ground Lease (the "Lease") for Leased Premises in North Point Village Center, Reston Virginia, entered into between North Point Village Limited Partnership ("Lessor") , and EASTERN AMERICAN BANK, F.S.B. a Virginia corporation ("Lessee").

         All capitalized Terms used in this Exhibit B but not defined herein, shall have the same meaning as they do in the Lease.

I.       LESSEE'S PRELIMINARY ANALYSIS

         A. Lessee's Approval of Title. Lessee's obligations hereunder shall be contingent upon Lessee's review and approval of a current preliminary report (the "Preliminary Report") concerning the Shopping Center within thirty (30) days of Lessee's receipt of same, together with legible copies of documents evidencing the exceptions shown thereon. In the event that Lessee fails to furnish Lessor with written notice disapproving the Preliminary Report within such thirty (30) day period,Lessee shall be conclusively deemed to have approved. If Lessee furnishes Lessor with written notice reasonably disapproving any matter set forth in the Preliminary Report which would preclude the Lessee from reasonably building and operating Lessee's Building Improvements for the within said thirty (30) day period, Lessor shall have thirty (30) days in which to cure any reasonably objectionable matter contained therein. If Lessor does not cure the objection within thirty (30) days, this Lease shall automatically terminate and except for such liability as may theretofore have accrued, Lessor and Lessee shall thereafter be discharged from any further liability hereunder.

         B. Lessee's Approval of Environmental Report and Soils Report. Lessor shall deliver to Lessee the currently available Level I Environmental Report for the Shopping Center and a soils report to include the Leased Premises prepared by qualified and licensed environmental consultants and engineers and, if, recommended by the Level I report a Level II Environmental Report by the same firm. Lessee shall have the right to terminate within ten (10) business days after receipt of such reports in its reasonable discretion if such report shows a problem with regard to the Leased Premises.

         C. Lessee's Approval of Zoning. Lessee shall have thirty (30) days following the date hereof to investigate whether its intended use of the Leased Premises and Lessee's Building Improvements will comply with applicable zoning and building codes. Lessee may terminate this Lease within said thirty (30) day period in the event the Permitted Use does not comply with applicable zoning and building codes.

II. CONSTRUCTION OF LESSEE'S BUILDING IMPROVEMENTS AND LESSEE'S COMMON AREA IMPROVEMENTS WITHIN THE LEASED PREMISES.

         Lessee is required to construct within Lessee's Building Improvement Area, that certain single-story building in accordance herewith consisting of approximately two thousand five hundred (2,500) square feet of Floor Area to be constructed in the approximate location identified as "Pad E" on the preliminary plot plan attached hereto as Exhibit A-2 and more particularly outlined on Exhibit A-1, as well as the drive-thru, all fixtures, fences, utility installations, loading and trash collection areas, ground cover, landscaping, and artistic and ornamental components of any of the above. All materials used in any of Lessee's Building Improvements, general design and identification signage shall be prior approved in writing by Lessor, and will be architecturally compatible with the Shopping Center. All site layout, design and material selections for Lessee's Building Improvements and Lessee's Common Area Improvements shall be subject to all governmental and Design Review Board approvals as well, which Lessee agrees in good faith to comply with.

         Lessee shall be responsible for constructing all Common Area improvements in Lessee's Common Improvement Area including without limitation all improvements associated with parking, access roads, driveways, entrances and exits, retaining walls, landscaping, paving, striping, curbing, drainage, lighting, signage, and any other improvement established for the general use convenience and benefit of all occupants and customers of the Center. Lessee's Common Area Improvements shall conform in all respects to the specifications established or to be established by Lessor for work performed in the Common Areas of the Center.

         A.       Preparation of Preliminary Plans and Specifications.
                  ----------------------------------------------------

         Within thirty (30) days after the execution date of this Lease, Lessee shall prepare and deliver to Lessor and the necessary approval bodies within Reston (i.e., Design Review Board) for their approval copies of Lessee's elevation studies of the proposed Lessee Building, plus preliminary site plans and specifications and building sections, if available (collectively "Preliminary Plans") for the construction of the Lessee's Building improvements and Lessee's Common Area Improvements. In addition, Lessor shall be sent a certificate of the person or persons who prepared them certifying that the Lessee has fully paid for the Preliminary Plans or waiving payment and any right to a lien for preparing them, and permitting Lessor to use the plans without payment for purposes relevant to and consistent with the Lease.

         The Preliminary Plans (i) shall designate the exact location of Lessee's Building Improvements and Lessee Common Area Improvements on the Leased Premises, (ii) shall indicate the exact dimensions of Lessee's Building, and
(iii) shall contain details of the construction of Lessee's Building Improvements and Lessee's Common Area Improvements, including, without limitation, drainage plans, utilities, sewer and service connections, paving, lighting, curbs and gutters, storm drains, landscaping, design and location of all proposed signage, drive-thru and trash enclosure, and any and all other improvements required by any governmental authority or the Design Review Board of Reston in connection with Lessee's Permitted Use at the Leased Premises. In the event that Lessee fails to deliver the Preliminary Plans to Lessor within the thirty (30) day period provided herein, Lessor shall have the right to terminate this Lease upon notice to Lessee.

         Within twenty (20) days after its receipt of the Preliminary Plans, Lessor shall approve same or deliver to Lessee its specific objections to the Preliminary Plans, together with Lessor's proposed solution to each objection. If the parties are unable to resolve Lessor's objections to the Preliminary Plans within twenty (20) days after Lessee has received notice of such objections, either party may terminate this Lease by giving notice to the other not later than ten (10) days after expiration of said twenty (20)day period. The Lessor shall have no right to unreasonably object to Tenant's Preliminary Plans if they are consistent with the design of the Shopping Center and the previously approved pad site buildings.

         If Lessor fails to either approve or disapprove the Preliminary Plans within the twenty (20) day period provided herein, Lessor shall be deemed to have disapproved the Preliminary Plans unless Lessee sends Lessor a Second written request for approval which if not responded to if five days shall qualify as an approval. The Preliminary Plans, when approved by Lessor, shall supersede any and all previous plans and specifications to the extent inconsistencies and all other agreements, understandings, representations and warranties concerning the Lessee's Building improvements and Lessee's Common Area Improvements.

         B. Preparation of Final Construction Documents and Specifications. Within ten (10) days as it relates to Lessee's site plan and within forty five
(45) days as it relates to Lessee's Building Improvements, after Lessor and DRB's approval of the Preliminary Plans, Lessee shall submit to Fairfax County for approval and proceed with due diligence, at its own expense, to obtain any and all necessary permits, conditional use permits, variances, etc. required from governmental authorities, for the construction of the aforementioned improvements and the operation of Lessee's business. Within two hundred ten
(210) days after the Preliminary Plans have been approved, Lessee shall prepare and deliver to Lessor three (3) blueline copies of and one set of sepias of the final construction documents and specifications based on the Preliminary Plans (as approved by Lessor) relating to construction of the Lessee's Building Improvements and Lessee's Common Area Improvements, which have been marked to indicate that they have been approved by all appropriate governmental agencies (the "Final Plans") (including those agencies required to obtain a building permit). Each party shall initial and date a copy of the Final Plans. In the event Lessee has not submitted its final plans to Fairfax County within forty-five (45) days after Lessor and DRB's approval, Lessor may terminate this Lease upon giving Lessee ten (10) days written notice and opportunity to cure. In the event that Lessee fails to deliver the Final Plans within the two hundred ten (210) day period provided herein, Lessor (or Lessee in the event site plan or building permit approval is denied by applicable authorities) may terminate this Lease by giving notice to Lessee; provided, however, such two hundred ten
(210) day period shall be extended for a period equal to the period of any procedural delays caused solely by the applicable governmental authorities as set forth in Section l(b).

         C. Submission of Construction Documents to Lessor. No later than twenty (20) days after the Approval of the Final Plans set forth in Section B above, Lessee shall submit each of the following items to Lessor for approval:

                  (1) A proposed construction agreement, reasonably satisfactory to Lessor, between Lessee and a general contractor for construction of the Lessee's Building Improvements and Lessee's Common Area Improvements, which agreement shall permit Lessor, at its option, to assume Lessee's rights under the agreement in the event that Lessee defaults; provided that if Lessor so-elects to assume Lessee's rights under such Agreement, Lessee shall not be relieved of any further liability hereunder;

                  (2) The proposed contractor's financial statement which shall show the contractor's net worth of at least two times great than the amount of the proposed construction contract.

                  (3) A written warranty reasonably satisfactory to Lessor to be executed by the proposed contractor in favor of Lessor which provides that the Improvements shall be free from defective workmanship and materials for a period of one (1) year. from the date the notice of completion is recorded.

                  (4) Written approval from a financial institution, if any, that shall have made the commitment to finance the construction of the Improvements.

         By written notice given within ten (10) days following Lessee's delivery, of the last of items C(1) through (4), above (the "Construction Matters"), Lessor shall reasonably approve the Construction Matters, or deliver to Lessee its specific objections regarding such matters, together with proposed solutions to each reasonable objection. Should Lessor fail to either approve or disapprove the Construction Matters within the ten (10) day approval period provided herein, Lessor shall be deemed to have disapproved such matters unless Lessee sends Lessor a second written request for approval which if not. responded to in five days shall qualify as an approval; In the event that the parties are unable to resolve Lessor's objections to the Construction Matters within thirty (30) days following Lessee's receipt of Lessor's objections, then either party may terminate this Lease by giving notice to the other party within five (5) days after expiration of said thirty (30) day period or agree thereto. Lessor shall have no right to object to the Construction Matters by reason of their being Consistent with Subparagraphs 1-4 above

         Upon approval of the Construction Matters, Lessee and/or Lessee's contractor, as the case may be, shall deliver to Lessor, in the form approved by Lessor in accordance with this Section C, signed originals of the documents referred to in items C(l) through (3). Construction of the Improvements shall not commence until all such documents have been delivered to Lessor.

         D. Lessee's Notice of Intent to Commence Construction. At any time before commencement of construction of the Lessee's Building Improvements or Lessee's Common Area Improvements or the delivery of any materials to the Leased Premises, Lessee shall give Lessor written or oral notice of its intention to commence work, which notice, subject to the other provisions of this Exhibit B, shall be given no less than ten (10) day prior to the commencement of such activities after the Lessor. The notice shall specify the date an which construction is intended to commence, and Lessor shall have the right to enter the Leased Premises to post and maintain notices of non-responsibility in accordance with applicable law. Lessor shall also have the right at all reasonable times to inspect the Leased Premises and Improvements and monitor the progress of the construction thereon.

         E. Lessee's Obligation to Construct the Leased Premises. Upon Lessor's delivery to Lessee of the building pad as required by Section III of this Exhibit B, hereinbelow and immediately after the later to occur of (i) satisfaction of the last of the conditions set forth in Sections D and C above, or (ii) one hundred eighty (180) days after execution of the Lease, Lessee shall commence construction of the Lessee's Building Improvements and Lessee's Common Area Improvements and shall use best efforts to complete such construction within five (5) months after commencement, provided that the time for completion shall be extended for such period or periods as Lessee is prevented from completing construction by delays which are beyond its control, including without limitation strikes, lock-outs, inability to obtain necessary materials, acts of God, and the like. Lessee shall perform all work in a good and workmanlike manner, shall construct the Improvements in accordance with the Final Plans, and shall comply with all applicable governmental permits, laws, ordinances, and regulations relating to such construction. At all reasonable times during construction of the Improvements and upon completion, Lessor and Lessor's architect shall have access to the Improvements for purposes of inspection.

         F. Change Orders. Prior to the commencement of work with respect to any material change order effecting the exterior of Lessee's Building, Lessee shall obtain Lessor's written consent to such change order, provided that Lessor shall respond to any written change order request within five (5) business days of its receipt of same and shall not unreasonably withhold such consent. Notwithstanding the foregoing, Lessee shall not be required to obtain Lessor's consent before commencing work with respect to any change order which is ordered by an applicable governmental authority and which will not affect the exterior appearance of the Improvements or result in more than a minor deviation from the Final Plans.

         G. Notice of Completion. During the progress of the construction and upon completion thereof, Lessee shall file or cause to be filed such notices, including, without limitation, a notice of completion, as are permitted or required to be filed pursuant to applicable law. Lessee hereby appoints Lessor as Lessee's attorney-in-fact to file such notices in the event Lessee fails to so do.

         H. Completion. Upon completion of construction of the Improvements, Lessee shall, at Lessee's sole cost and expense, furnish Lessor with each of the following:

                  (1) So-called as-built plans which accurately detail all changes to or deviations from the Final Plans made during the course of construction;

                  (2) A certificate of occupancy, or any equivalent permit or certificate which may be required or issued by any governmental body in connection with the use of the Improvements; and

         I. Lessee shall be responsible for all construction costs related to Lessee's Building Improvements and Lessee's Common Area Improvements except to the extent such costs are attributable to changes in the Final Plans requested by the Lessor. which costs shall include, but not be limited to all costs relating to landscaping, hardscaping, fixtures, lighting, paving, fences, utility connections and meters, and loading and refuse removal areas, which are immediately adjacent to Lessee's Building; all costs associated with architecture and engineering services necessary to construct such improvements; and all costs of any and all necessary city, state or local governmental permits, licenses, or assessments related to the improvements. Lessee shall pay for all trade fixtures, equipment, furniture and furnishings placed at or installed in the improvements.

III.     LESSOR'S OBLIGATION TO CONSTRUCT.
         --------------------------------

         Lessor's only construction obligations for the Leased Premises under this Lease consist of the following:

         Except as otherwise set forth herein Lessee hereby accepts the Leased Premises "as is" in its condition existing as of the date hereof. Except as set forth herein Lessee acknowledges that neither Lessor, nor any agent or representative of Lessor, has made any representation or warranty with respect to the condition of the Leased Premises or the suitability of the Leased Premises for the uses contemplated herein, and that Lessee has entered into this Lease based solely upon its own investigation and inspection of the Leased Premises and the Shopping Center. Lessor does not represent, and Lessee does not rely on the fact that any specific lessee or lessees will occupy space in the Shopping Center during the Term.

         Notwithstanding  the foregoing,  Lessor shall,  in accordance with this
Section III bring water and, sanitary sewer to a mutually agreeable location within five (5) feet of the Leased Premises. The Lessee shall file an application for and arrange for the installation of, gas, electrical, and telephone facilities for the Tenant's Building Improvements. In no event shall Lessor be required to pay any connection service fees, security deposits, or any other fee, Cost or charge imposed by any utility or governmental authority in Connection with the installation and use of such utility services on the Leased Premises;

         Lessor warrants that the Site Plan depicts the Shopping Center as is currently contemplated by Lessor to be built. Such site plan is subject to approval by the Design Review Board and all applicable governmental agencies prior to construction. In the event Lessor, after diligent efforts, is unable to obtain approval for Lessee's Leased Premises as configured from all relevant authorities, this Lease shall automatically be null and void. The boundaries of such site plan are accurately delineated thereon.

         A. Lessor shall deliver the Leased Premises to Lessee consistent with Lessee's approved site plan dated May 18, 1983, for the Leased Premises graded to within 2/10ths of a foot of finish grade compacted to ninety-five percent (95%) compaction. Lessee's obligation to construct the Building Improvements and Common Area Improvements within the time period set forth herein is conditioned upon Lessor's timely delivery of the graded building pad to the Lessee. The time line for Lessee's construction shall be extended one (1) day for each day Lessor is delayed in delivering such pad. Written notice from Lessor signifying that it has completed its required work for delivery of the Leased Premises shall constitute delivery thereof for purposes hereunder.

         B. Lessor shall not voluntarily introduce landscaping other than low shrubbery (such landscaping will not obstruct from view the Lessee's Building Improvements) into the area bordering, the Leased Premises, (outlined in red in Exhibits Al and A2). This provision is subject to modification only pursuant to Reston Design Review Board and/or Fairfax County landscaping requirements.

IV.      LESSEE'S OBLIGATIONS DURING CONSTRUCTION

         A. Insurance. From the date on which Lessee commences its construction activities hereunder until the Rent Commencement Date, Lessee shall maintain in effect the following insurance:

                  (1) "All Risk" Completed Value Non-reporting Form or in such other form reasonably acceptable to Lessor and Lessee, in the amount of the greater of (i) the total bid for the construction of the Improvements or (ii) the total estimated cost of completion of the Improvements, and naming Lessor as additional insureds. In addition, Lessee shall maintain a comprehensive General Liability insurance policy, naming Lessor as additional insureds, covering any liability arising out of or connected with the ownership, use construction, or occupancy of the Improvements in an amount equal to Two Million Dollars ($2,000,000) combined single limit; and

                  (2) Any and all other insurance required pursuant to Article 12 of the Lease. Lessee shall furnish satisfactory proof to Lessor of such insurance coverage prior to commencement of construction.

         B. Nuisance. Lessee shall perform the construction of the Improvements in a manner that minimizes noise, dust, and disruption to the other lessees of the Shopping Center. Lessor shall designate an area at the Shopping Center for storage of construction materials, trailers, tools and equipment and for parking for any and all persons connected in any way with the construction of the Improvements, including but not limited to, materialmen, workers, subcontractors, contractors, and laborers. Lessee shall not use any area at the Shopping Center for such purposes except as designated by Lessor. Lessee acknowledges that the area designated by Lessor may hot be immediately adjacent to the Building Area and understands the inconvenience that may be caused by such designation.

         C. Parking Lot. Lessee shall not damage, demolish, destroy, or otherwise harm any portion of the existing parking at the Shopping Center adjacent to the Leased Premises without the prior written consent of Lessor, which consent may contain conditions and restrictions to which Lessee shall adhere. In the event that Lessor approves any such action by Lessee, Lessee, at its sole cost and expense, shall at the earliest possible date restore the parking facilities so damaged to their condition immediately prior to the commencement of construction of the Improvements.

         D. Barricades and Fences. Lessee shall cause to be constructed such barricades and fences as Lessor may reasonably deem necessary for the safety and security of the Shopping Center, its lessees, and their employees, agents,- and patrons. Lessor may require such barricades and fences be painted in an aesthetically pleasing manner. Lessee shall not construct any such barricade or fence without the prior written consent of Lessor. All requests by Lessee for construction of a barricade or fence shall be in writing and shall specify the exact location of the barricade or fence.

EXHIBIT C

SIGN REGULATIONS

         These criteria are established from time to time by Lessor for the Purpose of assuring an outstanding Shopping Center. Conformance will be strictly enforced, - and any installed nonconforming or unapproved signs must be brought into conformance prior to opening and at the expense of Lessee.

1.       General Requirements:

         A. In accordance with the requirements outlined in Exhibit B, Lessee shall submit to Lessor for prior approval, three (3) copies of the Lessee's sign manufacturer shop drawings, including a cross-section and letter height of the sign to be installed.

         B. All permits for signs and their installation shall be obtained and paid for by the Lessee.

         C. Lessee will be required to purchase and install the facade sign and rear door sign at Lessee's sole cost and expense.

         D.       Maximum height of facade signage. to be thirty inches (30").

         E. All signs must be approved by Lessor, Fairfax County, and Design Review Board prior to fabrication, provided, however, Landlord shall enterpore no objection to Lessee's use of its standard color Hunter Green presently utilized at its Herndon location.

         F. Lessee to install electrical conduit to facade for the store-front sign. Lessee is responsible for installation of electrical power to the facade. Lessee is responsible for final connection of sign.

         G. The operation of the storefront sign will be placed on a timer controlled by the Lessor.

2.       Sign Designs:

         A. Individual lighted channel letters per Lessor's criteria will be placed on the facade above the curb and shall be made up of individual letters with a maximum height of thirty inches (30"). Rear sign will be in style and size as determined by Lessor.

3.       Storefront Sign Specifications:

         A. All letters constructed with 60 ma transformers and PK housings, for UL approval.

         B. Trim cap, returns and backing to be constructed of .040 aluminum.

         C. All letters to be lighted by 2 rows of 13-15 mm white 6500 neon.

         D. All letters to have 1" trim cap molding; letters to have custom painted trimcaps and side returns painted per Lessor's standards.

         E. All letters to have 1/8" plexiglass faces. Color to be per Lessor's standards.

         F. Letter style shall be at Lessee's option subject to Lessor's prior approval..

         G. Copy of Lessee's sign shall not include the product sold except as part of the Lessee's Trade Name and shall contain no advertising devises, slogans or other trademark or service marks.

4.       Service Door Signage:

         A. Lessees having a non-customer door for receiving merchandise will be responsible for the installation of one service door sign with Lessee's Trade Name as per Lessor's criteria.

5.       Restrictions:

         A.       Signs shall only be located as per the attached design exhibit

         B. Lessees shall only be permitted to install and have the two(2) signs described in this Exhibit C.

         C. Manufacturer's decals, credit card acceptance, hours of business, telephone numbers, burglar alarm tape, and contacts, "sale" signs, etc., are not permitted on the exterior glass or entrance doors. Hours of operation may be permitted, provided, however, such signage is limited to two (2) square feet in size and is located in the lower portion of the window next to the door, mounted on plexiglass and hung behind the storefront glass by fishing line or thin wire.

         D. Advertising devices such as attraction boards, televisions, posters, banners and flags will not be permitted unless authorized in the Lease. This provision is not intended to preclude televisions within the Leased Premises for the purpose of providing entertainment and information to Lessee's customers.

         E. Painted, flashing, animated, audible, revolving or other signs that create the illusion of animation are not permitted which are visible from the exterior of Lessee's Building.

         F.       Exposed bulb signs are not permitted.

         G. No exposed junction boxes, lamps, tubing, conduits, raceways or neon crossovers of any type are permitted.

         H. Additional interior signage will be professionally made and in keeping with other banking institution appearances. Interior neon signs (other than the Trade Name or neon "Open" signs) are encouraged, provided they meet with the Lessor's criteria and prior approval.

6. In the event Lessee's sign color (Hunter Green) is disapproved by the Design Review Board and all appeals thereto exhausted, Lesser shall have five (5) days in which to terminate this Lease an written notice to Lessor.

7. Lessee shall have the right to install one (1) monument sign in the event such sign is permitted by the Design Review Board for the pad sites at the Shopping Center.

EXHIBIT D

NORTH POINT VILLAGE CENTER

RULES AND REGULATIONS

         As an inducement to Lessor to enter into this Lease, Lessee expressly covenants and agrees, at all times during the Term, and at such other times as Lessee occupies the Leased Premises or any part thereof, to comply, at its own cost and expense, with the following:

         1. Any handling of freight for any purpose, or deliveries to or from the Leased Premises, shall be made in a manner which is consistent with good Shopping Center practice and only at such tines, in such areas, and through such entrances and exits as are from time to time designated for such purposes by Lessee Any truck or machine used for handling freight or making deliveries in the Leased Premises or in the Shopping Center shall have rubber wheels only.

         2. All garbage and other refuse shall be kept inside the Leased Premises in the type of container specified by Lessor until such time as it is to be collected. All garbage shall be prepared for collection, and collected in the manner and at the times and places specified by Lessor. If Lessor elects to furnish or designate any service for the removal of garbage and other refuse, Lessee shall use such service. Lessee shall not be obligated to pay more for such service than the prevailing competitive rates charged by reputable, independent trash removal contractors for equal service on a direct and individual basis. If furnished or billed by or through Lessor, Lessee shall pay for such service monthly as additional Rent. Lessor may also provide trash compactors for compacting Lessee's trash and add the cost thereof to Common Area Charges. If Lessor does not provide such service, Lessee shall be solely responsible for contracting for the removal of all garbage and other refuse from the Leased Premises and shall pay promptly all charges therefor.

         3. Lessee shall not (i) suffer, allow or permit any vibration, noise, odor or flashing or unreasonably bright light to emanate from the Leased Premises or from any machine or other installation located therein, or otherwise suffer, allow or permit the same to constitute a nuisance to or interference with the safety, comfort or convenience of Lessor or of any other occupant or user of the Shopping Center; (ii) paint or cause to be displayed, painted or placed, any handbills, bumper stickers or other advertising devices on any vehicle(s) parked in the parking area(s)of the Shopping Center, whether belonging to Lessee, its employee(s), or any other person(s); (iii) solicit business, distribute, or cause to be distributed, in the Common Areas, any handbills, promotional materials or other advertising; (iv) conduct or permit any other activities in the Leased Premises that might constitute a public or private nuisance; (v) permit the parking of any vehicles or the placement of any displays, trash receptacles or other items, so as to interfere with the use of any driveway, fire lane, corridor, walkway, parking area, mall or any other Common Area; or (vi) use or occupy the Leased Premises or do or permit anything to be done therein which in any manner might cause injury or damage in or about the Shopping Center, or (vii) use or occupy the Leased Premises in any manner which is unreasonably annoying to other lessees in the Shopping Center unless directly occasioned by the proper conduct of Lessee's business in the Leased Premises.

         4. Lessee shall use, and allow to be used, the plumbing within the Leased Premises and the Shopping Center only for the purpose for which it is designed. Lessee shall be solely responsible for any breakage, stoppage or damage resulting from its violation of this provision, and shall pay any costs associated therewith to Lessor upon demand as additional Rent.

         5. Lessee shall contract for and utilize termite and pest extermination services for the Leased Premises as, and with such contractor as, Lessor may from time to time designate. Lessee shall not be obligated to pay more for such service than the prevailing competitive rate charged by reputable, independent contractors. If Lessor does not designate such contractor, Lessee may employ a reputable contractor of its choosing, subject to Lessor's prior written consent.

         6. Lessee shall install and maintain at all times a display of merchandise in the display windows (if any) of the Leased Premises and shall keep such display windows well lighted during all Shopping Center business hours and for at least one (1) hour thereafter. Lessee shall also keep the display windows lighted during such other hours as Lessor may from time to time designate. All articles, and the arrangement, style, color and general appearance thereof shall be in keeping with the character and standards of the Shopping Center as determined by Lessor.

         7. Lessee shall participate in any window cleaning program that may be established by Lessor. Lessee shall not be obligated to pay more for its participation in such window cleaning program than the prevailing competitive rate charged by reputable independent window cleaning contractors for equal service on a direct and individual basis.

         8. If Lessee undertakes any construction activities which causes any work stoppage, picketing, labor disruption or dispute, so as to interfere with the Lessor's construction activity at the Shopping Center, Lessee shall, upon request from Lessor, immediately suspend any construction work being performed in the Leased Premises giving rise to such labor problems, until such time as Lessor has completed its construction activity and notified Lessee that Lessee's construction may resume. Lessee shall have no claim for damages of any nature against Lessor for such suspension nor shall the Term Commencement Date be extended as a result thereof.

         9. Lessee shall promptly obtain all permits, including occupancy permits, for the Leased Premises or its use thereof. Lessee shall pay before delinquency all license and permit fees, and other charges of a similar nature, for the conduct of any business in, or any use of, the Leased Premises.

         10. Lessee may use the Shopping Center name and logo and include the Lessee Trade Name and the address and identity of Lessee's business in the Leased Premises in all advertisements made by Lessee in any manner and in any medium.

         11. Lessee shall not conduct or permit to be conducted any auction, fire, "going out of business" or similar type of sale (whether real or fictitious) from the Leased Premises; provided, however that this provision shall not restrict the absolute freedom (as between Lessor and Lessee) of Lessee to determine its own selling prices nor shall it preclude periodic, seasonal, promotional or clearance sales held in the ordinary course of business. Lessee shall not place any unauthorized signage inside or outside of the Leased Premises.

         12. Lessee shall not place a load on any floor in the Shopping Center which exceeds the load which it was designed to carry, or which may result in improper weight distribution on such floors.

         13. Lessee shall not install, operate or maintain in the Leased Premises or in any area of the Shopping Center any electrical equipment which does not bear the Underwriters Laboratories seal of approval, or which would overload the electrical system or any part thereof beyond its capacity for proper, efficient and safe operation as determined by Lessor.

         14. To the extent required by Lessor, or any environmental or other law, rule, regulation, guideline or order, Lessee shall provide sound barriers for all mechanical systems serving the Leased Premises.

         15. Lessee shall not store, display, sell, or distribute any alcoholic beverages or any dangerous materials, flammable materials, explosives, or weapons in the Leased Premises, or conduct any unsafe activities therein.

         16. Lessee shall not sell, distribute, display or offer for sale any item which, in Lessor's good faith judgment, is inconsistent with the quality of operation of the Shopping Center, or may tend to injure or detract from the moral character or image of the Shopping Center within the community. Without limiting the generality of the foregoing, Lessee shall not sell, distribute, display or offer for sale any paraphernalia commonly employed in the use or ingestion of illicit drugs, or any x-rated, pornographic, lewd, or so-called adult" newspaper, book, magazine, film, picture, video tape, video disk, game, toy, or clothing, unless permitted pursuant to Section 16, or other representation or merchandise of any kind.

         17. Lessee shall comply with and shall cause the Leased Premises to comply with all statutes, laws, rules, orders, regulations and ordinances affecting the Leased Premises (including, without limitation, environmental, health, safety, cleanliness, occupational and use regulations), including the orders or recommendations of any insurance underwriters, safety engineers, and loss prevention consultants as may from time to time be consulted by Lessor. In no event shall Lessee use the Leased Premises for purposes which are prohibited by zoning or similar laws or regulations, or covenants, conditions or restrictions of record.

         18. Lessee shall not operate or permit to be operated in the Leased Premises any coin or token operated vending machine or similar device including, without limitation, telephones, lockers, toilets, scales, amusement devices and machines for the sale of beverages, foods, candy, cigarettes or other goods.

         19. No radio or television aerial or other device may be erected by Lessee on the roof or on any exterior wall of the Leased Premises, or the building in which the Leased Premises are located, without Lessor's prior written consent. Any aerial or other device installed without such written consent shall be subject to removal by or at the direction of Lessor at Lessee's sole risk and expense, at any time without notice.

         20. Lessee shall comply with all other reasonable rules and regulations from time to time established by Lessor which apply generally to all other stores in Lessee's building.

         21. Lessor agrees that Lessee may employ armed guards to patrol the Leased Premises.

EXHIBIT F

CERTIFICATE OF DELIVERY OF POSSESSION

         This Exhibit is attached to and made a part of that certain lease agreement (the "Lease"), by North Point Village Limited Partnership ("Lessor") and EASTERN AMERICAN BANK F.S.B. ("Lessee"). The Certificate to be executed by Lessor and Lessee pursuant to Section ___ of the Lease shall provide as follows:

The parties confirm the following:

         1. Lessor has completed its obligations pursuant to Exhibit B of the Lease and Lessee accepts possession of the Leased Premises as of the ____ day of _________, 19__.

         2. The Initial Term as defined in the Lease shall expire on the ____ day of ____________, 19__.

ATTEST:                             LESSOR:
                                            NORTH POINT VILLAGE LIMITED
                                            PARTNERSHIP by its general partner
                                            PLANDEN CORPORATION, a Virginia
                                            Corporation


_________________________  By:_____________________________
[corporate seal]           Name: Mark D. Lerner
                           Title: Vice President
                           Date:____________________________

ATTEST:                     LESSEE:
                                   EASTERN AMERICAN BANK, F.S.B.
                                   a Virginia corporation


_________________________  By:______________________________
[corporate seal]           Name:____________________________
                           Title:_____________________________
                           Date:_____________________________

Exhibit "G"

DO NOT EDIT OR AMEND THIS DOCUMENT

                                                              Standard Form X-1
                                                              Revised 1/4/90


ESTOPPEL CERTIFICATE


         ________________________________ (the "Tenant"), intending to be legally bound, hereby certifies as follows:

         1. Exhibit A attached  hereto is a full, true and complete copy of that
certain  lease  (the  "Lease"),   dated  as  of   ___________,   19__,   between
____________________ ("Landlord") and Tenant.

         2. The Lease is in full force and effect and has not been modified or amended, and no option, if any, to extend the term of the Lease or to expand or contract the area demised thereby has been exercised.

         3. [WHEN APPLICABLE: Tenant has accepted possession of the premises demised by the Lease and acknowledges that all alterations and improvements to be made on the part of the Landlord have been completed to Tenant's satisfaction, and all other inducements provided by Landlord to Tenant with respect to the Lease have been fulfilled, including the expiration of any no-rent or reduced-rent periods.]

         4. The Tenant has not assigned its interest in the Lease or sublet any portion of the premises demised thereby.

         5. To the best of Tenant's knowledge and belief, Landlord is not in default under any of Landlord's obligations under the Lease.

         6. Tenant has no right of offset or defense against any rent or other obligation due or to become due under the Lease.

         7. The Lease was duly authorized by Tenant and constitutes the valid and binding obligation of Tenant, enforceable in accordance with its provisions.

         8. [WHEN APPLICABLE: Tenant is currently Paying rent under the Lease and, with the exception of the current month's rent, Tenant has not prepaid any sums payable by Tenant under the Lease.]

         Tenant understand and acknowledges that this Certificate is being delivered and for the benefit of, and may be relied upon, by Landlord and by purchasers and mortgagees of Landlord's interest in the premises demised by the Lease.

         IN WITNESS WHEREOF, Tenant has executed this Certificate as of the ____ date of _______________________, 199__.

ATTEST:                                     _______________________________


_______________________                     By:____________________________

Title:___________________                   Title:___________________________


[Corporate Seal]

Exhibit 11
                            CENTURY BANCSHARES, Inc.
                    Computation of Earnings Per Common Share
                               September 30, 2000


CENTURY BANCSHARES, INC.
Computation of Earnings Per Common Share
Three and Nine Months Ended September 30, 2000

                                                             Three Months Ended                    Nine Months Ended
                                                       --------------------------------     --------------------------------
                                                                September 30,                        September 30,
                                                       --------------------------------     --------------------------------
                                                             2000             1999               2000            1999
                                                       ------------------ -------------     --------------- ----------------
Basic Income Per Common Share:
Net income                                                     $ 424,607     $ 322,563          $1,246,929        $ 827,004

Weighted average common shares outstanding                     2,737,705     2,804,679           2,729,180        2,833,113
                                                       ------------------ -------------     --------------- ----------------
                                                       ------------------ -------------     --------------- ----------------
Basic income per common share                                      $0.16         $0.11               $0.46            $0.29
                                                       ------------------ -------------     --------------- ----------------
                                                       ------------------ -------------     --------------- ----------------

Diluted Income Per Common Share:
Net income                                                     $ 424,607     $ 322,563          $1,246,929        $ 827,004

Weighted average common shares outstanding                     2,737,705     2,804,679           2,729,180        2,833,113
Dilutive effect of stock options                                  28,609        27,572              22,518           27,812
                                                       ------------------ -------------     --------------- ----------------
Diluted weighted average
  Common shares outstanding                                    2,766,314     2,832,251           2,751,698        2,860,925
                                                       ------------------ -------------     --------------- ----------------
                                                       ------------------ -------------     --------------- ----------------
Diluted income per common share                                    $0.15         $0.11               $0.45            $0.29
                                                       ------------------ -------------     --------------- ----------------