Form 10-K
period 2000-12-31
CENTURY BANCSHARES INC
filed 2001-04-02
CIK 785813

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   -----------

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                       PURSUANT TO SECTIONS 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

     (Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For The Fiscal Year Ended December 31, 2000
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _______ to _______

                         Commission File Number 0-16234

                            CENTURY BANCSHARES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                     52-1489098
          ---------                                    ----------
(State or Other Jurisdiction               (I.R.S. Employer Identification No.)
of Incorporation of Organization)


1275 Pennsylvania Avenue, NW, Washington, DC             20004
--------------------------------------------             -----
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

                               Title of Each Class
                               -------------------
                          Common Stock, $1.00 par value


        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X  No
                                       ---   ---
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x].

         As of March 22, 2001, the number of shares of common stock outstanding was 4,102,203. As of such date, the aggregate market value of voting stock held by nonaffiliates, based on the closing price of the common stock on the Nasdaq SmallCap Market on such date, was approximately $17,655,102.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive annual proxy statement to be filed within 120 days of the Registrant's fiscal year ended December 31, 2000 are incorporated by reference into Part III.

                            CENTURY BANCSHARES, INC.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS


                                                                        Page
                                                                        ----

                                     PART I

  ITEM 1.   BUSINESS.......................................................1
  ITEM 2.   PROPERTIES.....................................................6
  ITEM 3.   LEGAL PROCEEDINGS..............................................7
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............7

                                     PART II

  ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS.........................................8
  ITEM 6.   SELECTED FINANCIAL DATA........................................9
  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS........................10
  ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....27
  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................28
  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE...................................57

                                    PART III

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............57
  ITEM 11.  EXECUTIVE COMPENSATION........................................57
  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.................................................57
  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................57

                                     PART IV

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K................................................57

                                     PART I

ITEM 1.  BUSINESS.
                                    Overview

         Century Bancshares, Inc., a Delaware corporation (Century), and a registered bank holding company under the Bank Holding Company Act of 1956, as amended (BHCA), was incorporated and organized in 1985. Century began active operations in 1986 with the acquisition of its subsidiary, Century National Bank
(Bank), a full service bank which opened for business in 1982. The Bank provides a broad line of financial products and services to small and middle market businesses and individuals in the greater Washington, DC metropolitan area. With the addition of a new branch in Reston, Virginia, in August 2000, at December 31, 2000 Century currently operated seven full-service banking offices - two in downtown Washington, four in Northern Virginia and one in Bethesda, Maryland - a loan production office in Rockville, Maryland and an insurance agency at the following locations:

International Square Branch (main office of Bank) - 1875 Eye Street, NW, Washington, DC 20006 Pennsylvania Avenue Branch (principal executive office) - 1275 Pennsylvania Avenue, NW, Washington, DC 20004 McLean Branch - 6832 Old Dominion Drive, McLean, Virginia 22101 Tysons Corner Branch - 8251 Greensboro Drive, McLean, Virginia 22102 Bethesda Branch - 7625 Wisconsin Avenue, Bethesda, Maryland 20814 Dumfries Branch - 18116 Triangle Shopping Plaza, Dumfries, Virginia 22026 Century Insurance Agency, LLC - Bank subsidiary headquartered in Dumfries Branch Rockville (loan production office) - 1680 Gude Drive, Rockville, Maryland 20851 Reston Branch - 1498 North Point Village Center, Reston, Virginia 20194

         On March 15, 2001, Century consummated its merger with GrandBanc, Inc. GrandBanc, Inc., which is the parent holding company of GrandBank, a Maryland chartered commercial bank, operates banking offices in the following locations:

Twinbrook  Square  Branch  (headquarters)  -  1800  Rockville  Pike,  Rockville,
Maryland  20852  Bethesda  Metro Branch - 7535 Old  Georgetown  Road,  Bethesda,
Maryland  20816  Kenwood  Branch - 5272 River  Road,  Bethesda,  Maryland  20816
Germantown Branch - 19701 Frederick Avenue, Germantown, Maryland 20876 Alexandria Branch - 301 South Washington Street, Alexandria, Virginia 22314

         Century intends to merge GrandBank into the Bank prior to the close of the second quarter of 2001.

         Century's principal executive offices are located at 1275 Pennsylvania Avenue, NW, Washington, DC 20004, and its phone number at that address is (202) 496-4100.

         Century derives substantially all of its revenues and income from the operation of the Bank, which provides a full range of commercial and consumer banking services to small and middle market businesses and individuals in the Washington, DC metropolitan area. As of December 31, 2000, Century had total assets of $291.7 million, total loans of $196.9 million, total deposits of $224.7 million, and total stockholders' equity of $17.6 million. At December 31, 2000, there were approximately 1,000 shareholders of Century's common stock, par value $1.00 per share (Common Stock).

                               Company Operations

         General. Century holds deposits for individuals, businesses, and other organizations, and provides certain services related thereto for the convenience of its depositors. In most cases, Century pays interest on funds that it holds on deposit for customers, and it also charges fees for certain services that it provides. The interest expense paid on deposits, and the noninterest income earned from service charges, are primarily related to the volume of deposits handled by Century. Century's primary source of revenue is the interest income and fees that it earns by lending and investing the funds which are held on deposit. Because loans generally earn higher rates of interest than investments, Century seeks to employ as much of its deposit funds as possible in the form of loans to individuals, businesses and other organizations. In the interest of liquidity, however, a portion of Century's deposits are maintained in cash, government securities, deposits with other financial institutions, and overnight loans of excess reserves (known as "federal funds sold") to large correspondent banks. The revenue which Century earns (prior to deducting its overhead expenses) is essentially a function of the amount of Century's loans and deposits, as well as the profit margin and fee income which can be generated thereon.

      The operating income and net income of Century depend to a great extent on "rate differentials," the difference between the income received from loans, investments and other assets and the interest paid on deposits and other liabilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." These rates are highly sensitive to many factors which are beyond the control of Century, including general economic conditions such as inflation, recession and unemployment, the supply and demand for investable funds, interest rates and international economic conditions, as well as economic conditions affecting the Washington, DC metropolitan area. Consequently, Century's success is dependent to a significant extent upon general economic conditions in the metropolitan Washington, DC area, which is dependent, among other things, on new business formations, spending by government agencies and tourism. An economic downturn in the geographic markets served by Century could adversely affect its ability to attract and retain deposits and to collect loans, the value of any collateral securing such loans, and the financial condition and results of operations of Century.

         Measures of Performance. The principal measures of the performance of banking institutions are return on average equity and return on average assets. Return on average equity (ROE) is determined by dividing annual net income by average stockholders' equity and indicates the effectiveness of an institution in generating net income from the capital invested by its stockholders. For the year ended December 31, 2000, Century's ROE was 8.40%. Return on average assets
(ROA) measures net income in relation to total average assets and generally indicates an institution's ability to use its assets profitably. For the year ended December 31, 2000, Century's ROA was 0.59%. Excluding after-tax merger-related expenses of $279,000, ROE and ROA were 10.08% and 0.71%, respectively.

         Growth of Operations. Century's current strategic plan is directed toward the enhancement of its franchise value and operating profitability through a significant increase in its asset size, the development of new commercial accounts and loans, and expansion into the suburban Maryland and Virginia markets around Washington, DC. Century plans to continue to acquire or establish banking offices in high-density commercial districts, and may in some cases open a temporary loan production office (LPO) prior to establishing a full service branch. Century acquired its first branch office in downtown Washington, DC in 1994 and in 1996 established a LPO in Tysons Corner, Virginia, which was replaced by a full service branch in April 1997. In October 1997, Century purchased a full-service branch in McLean, Virginia, from Eastern American Bank, FSB (Eastern American). In June 1997, Century established a LPO in Bethesda, Maryland, which was replaced by a full service branch in January 1998. In October 1999, Century purchased a full-service branch in Dumfries, Virginia, from One Valley Bancorp (One Valley). In February 2000, Century established a LPO in Rockville, Maryland. In August 2000, Century purchased a full-service branch in Reston, Virginia from Resource Bankshares Corporation.

         On March 15, 2001, Century consummated its merger with GrandBanc, Inc.(OTC:GDBC) in a stock-for-stock exchange valued at $9.4 million. Shareholders of GrandBanc, Inc. received .3318 shares of Century's common stock for each of the 4,049,665 shares of GrandBanc, Inc. common stock and cash in lieu of each fractional share at the rate of $6.9375. The merger was accounted for as a pooling of interests. GrandBanc, Inc., which had $118.0 million in total assets at December 31, 2000, is the parent holding company of GrandBank, a Maryland chartered commercial bank headquartered in Rockville, Maryland which operates four banking offices in Montgomery County, Maryland and one banking office in Alexandria, Virginia.

         Century believes that its franchise value and operating profitability would be enhanced by a significant increase in its asset size. For this reason, Century in the past has explored, and expects to continue to explore in the future, merger and acquisition opportunities which would accelerate Century's progress toward the achievement of its strategic plan, including transactions in which Century would be acquired. There can be no assurance that Century will be successful in implementing any of the future plans described herein or that, even if implemented, such actions will produce the desired financial results. The foregoing strategy should be taken into account, however, when considering the more specific discussion of Century's financial performance set forth herein.

                                   Competition

         Century is subject to vigorous competition in all aspects and areas of its business from banks and other financial institutions, including savings and loan associations, savings banks, finance companies, credit unions and other providers of financial services, such as mutual funds, brokerage firms, consumer finance companies and insurance companies. Century also competes with non-financial institutions that maintain their own credit programs and governmental agencies that make available low cost or guaranteed loans to certain borrowers. The principal methods of competition include interest rates paid on deposits and charged on loans, responsiveness and creativity in addressing customer needs, and the availability of other banking products and services. Century competes in its market area with a number of much larger financial institutions that have substantially greater resources, including larger lending limits, larger branch systems and a wider array of commercial banking services. Century believes that it has been able to compete effectively with other financial institutions by emphasizing customer service, establishing long-term customer relationships and building customer loyalty, and by providing products and services designed to address the specific needs of its customers.

         Under the Gramm-Leach-Bliley Act, effective March 11, 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which Century and its subsidiaries conduct business. See "Regulatory Matters." The financial services industry is also likely to become even more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

                               Regulatory Matters

         In addition to the state and federal laws applicable to businesses and employers generally, Century and Bank are further regulated by special federal and state laws and regulations applicable only to financial institutions and their parent companies. Virtually all aspects of the operations of Century and the Bank are subject to specific requirements or restrictions and general regulatory oversight, from laws regulating consumer finance transactions, such as the Truth in Lending Act, the Home Mortgage Disclosure Act and the Equal Credit Opportunity Act, to laws regulating collections and confidentiality, such as the Fair Debt Collections Practices Act, the Fair Credit Reporting Act and the Right to Financial Privacy Act. With few exceptions, state and federal banking laws have as their principal objective either the maintenance of the safety and soundness of financial institutions and the federal deposit insurance system or the protection of consumers or classes of consumers, rather than the specific protection of stockholders of Century.

         New legislation, proposals to overhaul the bank regulatory system and proposals to limit the investments that a depository institution may make with insured funds are from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of Century and its banking subsidiaries in substantial and unpredictable ways. Century cannot determine the effect that any new legislation and the related regulations may have upon the financial condition or results of operations of Century or its subsidiaries. The following discussion sets forth the material statutory and regulatory provisions governing Century and the Bank.

         Regulation of Century. Century is a bank holding company within the meaning of the BHCA, and therefore is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (Federal Reserve Board). Century is required to file reports with and to furnish such other information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board has the authority to issue orders to bank holding companies to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the Federal Reserve Board. The Federal Reserve Board is also empowered to assess civil money penalties against companies or individuals who violate the BHCA or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies, and to order termination of ownership and control of a non-banking subsidiary by a bank holding company. Certain violations may also result in criminal penalties. The Office of the Comptroller of the Currency (OCC) is authorized to exercise comparable authority with respect to the Bank.

         The Federal Reserve Board takes the position that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. Additionally, it is the Federal Reserve Board's position that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. If a bank holding company fails in its obligations to serve as a source of strength to its subsidiary banks, the Federal Reserve Board will generally consider such action to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board regulations or both. This doctrine has become known as the "source of strength" doctrine. In addition, statutory changes in the Federal Deposit Insurance Act (the FDIA) made by the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) now require the holding company parent of an undercapitalized bank to guarantee, up to certain limits, the bank's compliance with a capital restoration plan approved by the bank's primary federal supervisory agency.

         The BHCA and the Change in Bank Control Act, together with regulations promulgated by the Federal Reserve Board, require that, depending on the particular circumstances, either Federal Reserve Board approval must be obtained or notice must be furnished to the Federal Reserve Board and not disapproved prior to any person or company acquiring "control" of a bank holding company, such as Century, subject to certain exemptions for certain transactions. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the company has securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or no other person will own a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenge of the rebuttable control presumption.

         As a bank holding company, Century is required to obtain prior approval to merge or consolidate with any other bank holding company, acquire all or substantially all of the assets of any bank or acquire ownership or control of shares of a bank or bank holding company if, after the acquisition, Century would directly or indirectly own or control 5% or more of the voting shares of such bank or bank holding company.

         Under the BHCA, bank holding companies historically have been generally precluded from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or bank holding company or from engaging in activities other than those of banking, managing or controlling banks or furnishing services to or performing services for its subsidiaries, except that it may engage in, directly or indirectly, certain activities that the Federal Reserve Board determined to be so closely related to banking or managing and controlling banks as to be a proper incident thereto.

         However, on November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act which eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers. Effective March 11, 2000, the act permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

         Under the Gramm-Leach-Bliley Act, a bank holding company may become a financial holding company by filing a declaration with the Federal Reserve Board if each of its subsidiary banks is well capitalized under the FDICIA prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act (CRA). The Gramm-Leach-Bliley Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking.

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

         The BHCA generally imposes certain limitations on transactions by and between banks and non-bank companies in the same holding company structure, including limitations on extensions of credit (including guarantees of loans) by the Bank to affiliates, investments in the stock or other securities of Century by the Bank, and the nature and amount of company securities that the Bank may accept from any affiliate to secure loans extended to the affiliate. Century, as an affiliate of the Bank, is also subject to these restrictions. Under the BHCA and the Federal Reserve Board's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

         Regulation of the Bank. The Bank is a national banking association and is therefore subject to regulation, supervision, and examination by the OCC. The Bank is also a member of the Federal Reserve System and the Federal Deposit Insurance Corporation (FDIC). Requirements and restrictions under the laws of the United States include the requirement that reserves be maintained against deposits, restrictions on the nature and the amount of loans that can be made, restrictions on the business activities in which a bank may engage, restrictions on the payment of dividends to stockholders, and minimum capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The OCC has enforcement authority over the Bank that is similar to that of the Federal Reserve Board with respect to Century. In addition, upon making certain determinations with respect to the condition of any insured national bank, such as the Bank, the FDIC may initiate the termination of a bank's federal deposit insurance.

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

         FDICIA requires the OCC to take "prompt corrective action" with respect to any national bank which does not meet specified minimum capital requirements. The applicable regulations establish five capital levels, ranging from "well capitalized" to "critically undercapitalized," which require or permit the OCC to take supervisory action. Under these regulations, a national bank is considered well capitalized if it has a total risk-based capital ratio of 10.0% or greater, a Tier I risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and it is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. A national bank is considered adequately capitalized if it has a total risk-based capital ratio of 8.0% or greater, a Tier I risk-based capital ratio and leverage capital ratio of 4.0% or greater (or a leverage ratio of 3.0% or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), and the institution does not meet the definition of an undercapitalized institution. A national bank is considered undercapitalized if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0%, or a leverage ratio that is less than 4.0%. A significantly undercapitalized institution is one which has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0%. A critically undercapitalized institution is one which has a ratio of tangible equity to total assets that is equal to or less than 2.0%. As of December 31, 2000, the Bank was classified as "well-capitalized."

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

         The Bank must pay assessments to the FDIC for federal deposit insurance protection. The FDIC has adopted a risk-based assessment system as required by FDICIA. Under this system, FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher-risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. The current range of BIF assessments is between 0% and 0.27% of deposits. Most of the Bank's deposits are insured by the BIF.

         Under the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the Growth Act) banks insured under the BIF are required to pay a portion of the interest due on bonds that were issued in 1987 to help shore up the ailing Federal Savings and Loan Insurance Corporation. The BIF-rate was required to equal one-fifth of the SAIF rate through year-end 1999, or until the insurance funds merged, whichever occurred first. Thereafter, BIF and SAIF payers will be assessed pro rata for the FICO bond obligations. With regard to the assessment for the FICO obligation, for the fourth quarter 1999, the BIF rate was .01184% of deposits and the SAIF rate was .05920% of deposits, and for the fourth quarter of 2000, both the BIF and SAIF rates are .00515% of deposits.

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

                                    Employees

         At December 31, 2000, Century had 68 full-time equivalent employees, two of whom were executive officers.


ITEM 2.  PROPERTIES.

         Century's principal executive offices and all of its banking offices are leased under agreements expiring at various dates, including renewal options, through 2012. Century's principal executive offices, which are located in the District of Columbia at 1275 Pennsylvania Avenue, NW, also serve as a branch location of the Bank. The premises at 1275 Pennsylvania Avenue consist of 2,750 square feet which are under lease through 2004, with one additional five-year renewal option.

         The lease for the Bank's main office, located in the District at 1875 Eye Street, NW, extends through 2002, with two additional five-year renewal options. The lease for the main office includes 3,895 square feet of lobby space, 5,286 square feet of Metro-level basement space and space for an Automatic Teller Machine (ATM) in the adjacent International Square food court.

         Century's branch office in Tysons Corner is located at 8251 Greensboro Drive, McLean, Virginia and consists of 1,801 square feet of space held under lease through March 2004.

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

         In 1998, Century established a new branch location at 7625 Wisconsin Avenue, Bethesda, Maryland. The branch premises consist of 2,022 square feet leased through January 2008.

         In connection with the acquisition of the Dumfries branch in the fourth quarter of 1999 (see Note 15 of Notes to Consolidated Financial Statements for additional information) , the Bank assumed One Valley's lease for the branch location at 18116 Triangle Shopping Plaza, Dumfries, Virginia. The branch and contiguous premises consist of approximately 4,416 square feet, which are under lease through October 2010.

         Century's branch office in Reston is located at 1498 North Point Village Center, Reston, Virginia. The branch premises consist of 2,500 square feet leased through July 2013, with additional options to renew for two successful terms of five years each.

         See  Note  11  of  Notes  to  Consolidated   Financial  Statements  for
additional   information   concerning  Century's  commitments  under  its  lease
agreements.


ITEM 3.  LEGAL PROCEEDINGS.

         The nature of the business of Century causes it (and the Bank) to be involved in routine legal proceedings from time to time. Management of Century believes that there are no pending or threatened legal proceedings that upon resolution would have a material adverse impact on Century.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders of Century during the quarter ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Century's Common Stock currently trades on the Nasdaq SmallCap Market under the symbol "CTRY." Continued inclusion of the Common Stock for quotation on the Nasdaq SmallCap Market requires that Century satisfy a minimum tangible net worth or net income standard, and that the Common Stock satisfy minimum standards as to public float, bid price and market makers. Continued inclusion of the Common Stock for quotation in this market does not assure, however, an active public market. As of March 22, 2001 Century estimates that it had approximately 1,350 stockholders.

         The following table sets forth the high and low sale prices (adjusted to reflect 5% stock dividends in 2000 and 1999) for the Common Stock for each full quarterly period during 2000 and 1999:

                                         Common Stock Price
                                             Per Share
                                     ---------------------------
   Quarter ended                          High          Low
   ------------------                ---------------------------
  March 31, 1999                        $ 6.80        $ 5.39
  June 30, 1999                           6.46          4.76
  September 30, 1999                      6.07          5.24
  December 31, 1999                       6.19          5.60

  March 31, 2000                          6.67          5.48
  June 30, 2000                           6.50          5.75
  September 30, 2000                      7.00          5.56
  December 31, 2000                       8.75          6.50


         Century has not paid cash dividends on its shares of Common Stock to date and has no present intention to do so in the foreseeable future. The declaration and payment of future cash dividends will depend on, among other things, Century's earnings, the general economic and regulatory climate, Century's liquidity and capital requirements, and other factors deemed relevant by Century's Board of Directors. Century's ability to pay dividends depends mostly upon the dividends received from the Bank. Dividends from the Bank to Century are restricted to the extent that no portion of the Bank's capital stock or capital surplus may be withdrawn for the payment of dividends. Approval by the OCC is required prior to the payment of dividends by the Bank if the total of all dividends, including the proposed dividend, declared in any given calendar year exceeds the Bank's net profits for that year combined with its retained net profits for the preceding two years. Under the Federal Deposit Insurance Act, an insured bank is prohibited from paying dividends on its capital stock while in default on payment of any assessment due to the FDIC, except in those cases where the amount of the assessment is in dispute and the insured bank has deposited satisfactory security. The Bank has timely paid all such notices of assessment. In addition, banks are prohibited from paying dividends if such dividends would cause them to be less than "adequately capitalized," as defined by the Federal banking agencies.

         Given the foregoing restrictions, and Century's present intention to accumulate retained earnings to support Century's future growth, it is unlikely that Century will pay cash dividends with respect to the Common Stock for the foreseeable future. Century has declared stock dividends from time to time in the past, but has not adopted a policy with respect to future stock dividends. The most recent stock dividend declared by Century was a 5% stock dividend declared on February 18, 2000, payable on April 17, 2000, to holders of record of shares of Common Stock as of March 15, 2000. The declaration of future stock dividends is at the discretion of the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth selected consolidated financial data for Century for each of the five years in the period ended December 31, 2000. The selected data for these years have been derived from Century's audited Consolidated Financial Statements and should be read in conjunction with the Consolidated Financial Statements of Century and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. The Consolidated Statements of Financial Condition as of December 31, 2000 and 1999, and the Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for each of the years in the three year period ended December 31, 2000 and the report thereon of KPMG LLP are included elsewhere in this report.

                   SELECTED CONSOLIDATED FINANCIAL INFORMATION
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                          2000          1999          1998          1997          1996
                                                      ------------- ------------- ------------- ------------- -------------
Income Statement Data:
Interest income                                           $19,008       $13,220       $11,355        $9,209        $7,690
Interest expense                                            8,727         4,996         4,537         3,765         2,776
                                                      ------------- ------------- ------------- ------------- -------------
    Net interest income                                    10,281         8,224         6,818         5,444         4,914
Provision for credit losses                                 1,015           640           620           336           160
                                                      ------------- ------------- ------------- ------------- -------------
    Net interest income after provision for credit          9,266         7,584         6,198         5,108         4,754
losses
Noninterest income                                          2,462         1,669         1,103           922           720
Noninterest expense                                         9,435         7,335         6,309         5,460         4,920
                                                      ------------- ------------- ------------- ------------- -------------
Income before taxes                                         2,293         1,918           992           570           554
Income taxes                                                  892           729           355           234           275
                                                      ------------- ------------- ------------- ------------- -------------
Net income                                                $ 1,401       $ 1,189       $   637        $  336        $  279

Common Share Data (1):
Net income--basic                                        $   0.51      $   0.42      $   0.24       $  0.20       $  0.20
Net income--diluted                                          0.51          0.42          0.24          0.18          0.19
Book value (2)                                               6.37          5.76          5.40          5.29          4.85

Common shares outstanding--end of period                2,756,751     2,721,902     2,574,219     2,209,229     1,146,028
Weighted average common shares                          2,733,818     2,804,994     2,632,787     1,710,316     1,371,940
Diluted weighted average common shares                  2,762,343     2,832,683     2,688,583     1,852,683     1,454,483

Balance Sheet Data:
Total assets                                             $291,676      $204,809      $151,350      $152,640      $107,186
Investments (3)                                            74,761        53,144        23,385        46,632        25,631
Total loans (4)                                           196,929       138,076       115,231        94,171        70,676
Allowance for credit losses                                 1,993         1,519         1,128           887           826
Total deposits                                            224,695       153,900       126,211       129,605        90,985
Long-term debt                                             20,389        11,301         5,301         6,511         6,850
Total stockholders' equity                                 17,560        15,668        15,317        13,536         6,750

Performance Data:
Return on average total assets                               0.59%         0.70%         0.44%         0.29%         0.27%
Return on average total equity                               8.40          7.65          4.49          3.83          4.20
Net interest margin                                          4.68          5.15          5.07          5.17          5.74
Loans to deposits                                            87.6          89.7          91.3          72.7          77.7

Asset Quality Ratios:
Nonperforming assets to total assets                         0.40%         0.25%         1.02%         0.49%         0.30%
Nonperforming loans to total loans                           0.60          0.37          1.34          0.74          0.46
Net loan charge-offs to average loans                        0.34          0.21          0.38          0.36          0.10
Allowance for credit losses to total loans                   1.01          1.10          0.98          0.94          1.17
Allowance to nonperforming loans                              169           295            73           127           257

Capital Ratios:
Tier I risk based capital                                    8.40%         9.74%        11.60%        12.27%         8.99%
Total risk based capital                                    10.72         10.79         12.56         13.19         10.13
Tier I leverage                                              6.36          7.64          9.46          8.83          6.80

Notes:
(1) Per share data has been adjusted to reflect five percent Common Stock dividends in 2000, 1999, 1998 and 1997, and a seven percent Common Stock dividend in 1996.
(2) Book value per common share is based on stockholders' equity divided by the number of common shares outstanding, adjusted for stock dividends.
(3) Investments include federal funds sold and interest-bearing deposits in other financial institutions.
(4)  Total loans are reported net of unearned income.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Management's Discussion and Analysis of Financial Condition and Results of Operations of Century Bancshares, Inc. (Century), which analyzes the major elements of Century's consolidated statements of operations and financial condition, should be read in conjunction with the detailed information and consolidated financial statements, and the notes related thereto, included elsewhere herein. References to the operations of Century include the operations of its wholly-owned subsidiary, Century National Bank (Bank), unless the context otherwise requires.

                                     General

         Century derives substantially all of its revenues and income from the operation of the Bank, which provides a full range of commercial and consumer banking services to individuals, small and middle market businesses, and other organizations in the Washington, DC metropolitan area. As of December 31, 2000, Century had total assets of $291.7 million, total loans of $196.9 million, total deposits of $224.7 million, and total stockholders' equity of $17.6 million. Century had net income of $1.4 million for the year ended December 31, 2000, resulting in a return on average total equity of 8.40% and a return on average total assets of 0.59%.

         Century's current strategic plan is directed toward the enhancement of its franchise value and operating profitability through a significant increase in its asset size, the development of new commercial accounts and loans, and continued expansion into the nearby Maryland and Virginia markets. Century plans to continue to acquire or establish banking offices in high-density commercial districts, and may in some cases open a temporary LPO prior to establishing a full service branch. The Bank acquired its first branch office in downtown Washington, DC in 1994 and in 1996 established a LPO in Tysons Corner, Virginia, which was replaced by a full service branch in April 1997. On October 10, 1997, Century completed the purchase and assumption of the deposits and certain other liabilities of the branch of Eastern American located at 6832 Old Dominion Drive, McLean, Virginia. Also, in 1997 the bank established a LPO in Bethesda, Maryland, which was replaced by a full-service branch in January 1998. In October 1999, Century purchased a full-service branch in Dumfries, Virginia, from One Valley. In August 2000, Century purchased a full-service branch in Reston, Virginia from Resource Bancshares. Under the terms of this purchase, Century assumed $51.8 million of deposit liabilities, purchased $3.4 million of mortgage loans and $1.0 million of fixed assets, and recorded $3.5 million of intangible assets. Century also assumed the lease for the Reston branch location at 1498 North Point Village Center. These transactions significantly affected Century's operations during 2000, 1999 and 1998, and their effects should be considered when reviewing the discussion of Century's financial condition and results of operations set forth below.

         On March 15, 2001, Century consummated its merger with GrandBanc, Inc.(OTC:GDBC) in a stock-for-stock exchange valued at $9.4 million. Shareholders of GrandBanc, Inc. received .3318 shares of Century's common stock for each of the 4,049,665 shares of GrandBanc, Inc. common stock and cash in lieu of each fractional share at the rate of $6.9375. The merger was accounted for as a pooling of interests. GrandBanc, Inc., which had $118.0 million in total assets at December 31, 2000, is the parent holding company of GrandBank, a Maryland chartered commercial bank headquartered in Rockville, Maryland which operates four banking offices in Montgomery County, Maryland and one banking office in Alexandria, Virginia.

         In this report, all "per share" amounts have been adjusted to reflect five percent Common Stock dividends in 2000, 1999, 1998 and 1997 and a seven percent Common Stock dividend in 1996.

                              Results of Operations
Net Income

         Net income was $1.4 million ($0.51 per diluted common share) for 2000, compared with net income of $1.2 million ($0.42 per diluted common share) for 1999, an increase of $213,000 or 18%. Net income, exclusive of after-tax merger-related expenses of $279,000 associated with the GrandBanc, Inc. merger, was $1.7 million, a 41% increase compared with 1999. The increase in net income for 2000 compared with 1999 resulted principally from a $2.1 million, or 25%, increase in net interest income and a $793,000, or 48% increase in noninterest income, which were partially offset by a $2.1 million, or 29% increase in noninterest expense, and a $375,000, or 59% increase in the provision for credit losses. A more comprehensive discussion of the earnings performance follows.

         Net income was $1.2 million ($0.42 per diluted common share) for 1999, compared with net income of $637,000 ($0.24 per diluted common share) for 1998, an increase of $552,000 or 87%. The increase in net income for 1999 compared with 1998 resulted principally from a $1.4 million increase in net interest income and a $566,000 increase in noninterest income. These increases were the result of an 18.6% increase in average earning assets and the addition of four new branch offices during the past three years. See "--General." Partially offsetting these increases during 1999 were a corresponding increase in average interest-bearing liabilities of 18.1%, as well as increases in several noninterest expense categories resulting from the establishment of the four new branch office locations, and a $20,000 increase in the provision for credit losses resulting from increased reserves in relation to loan portfolio growth during the year.

Net Interest Income

         Net interest income, on a fully taxable equivalent basis, was $10.4 million for 2000, an increase of $2.2 million or 26.7% compared with $8.2 million for 1999. Century's average total interest-earning assets increased to $222.7 million for 2000 from $159.6 million for 1999, representing a 40.0% increase between the years. The net interest margin of 4.68% for 2000 declined 47 basis points from 5.15% for 1999, as the increase in the cost of funds out-paced the increase in earning asset yield. While the yield on average earning assets increased 32 basis points, the average rate paid on interest-bearing liabilities increased 82 basis points. The average cost of funds registered a steeper increase, in part due to competitive pressures, a customer preference for higher-rate money market accounts and time deposits, and to a greater degree, an increase in the use of wholesale funding and the impact from the formation in March 2000 of a wholly-owned statutory business trust which issued $8.8 million in capital securities at 10.875%. See "--Preferred Securities of Subsidiary Trust".

         Net interest income was $8.2 million for 1999, an increase of $1.4 million or 20.6% compared with net interest income of $6.8 million for 1998. Century's average total interest-earning assets increased to $159.6 million for 1999 from $134.6 million for 1998, representing an 18.6% increase between the years. The net interest margin of 5.15% for 1999 increased 8 basis points from 5.07% for 1998, the result of a 30 basis point decline in the average cost of interest bearing liabilities, which was partially offset by a 16 basis point decline in the average yield on interest earning assets.

         Changes in interest income and interest expense can result from changes in both volume and rate. Century has an asset and liability management policy designed to provide a proper balance between rate sensitive assets and rate sensitive liabilities, to attempt to maximize interest margins and to provide adequate liquidity for anticipated needs. The table below sets forth for the periods indicated a summary of the changes in interest income and interest expense resulting from changes in volume and rate. The table on the following page sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest income or expense on such amounts, and the average rate for the years ended December 31, 2000, 1999 and 1998.


             RATE/VOLUME ANALYSIS OF NET INTEREST INCOME/EXPENSE (1)
                             (Dollars In Thousands)

                                                   2000 Compared with 1999                       1999 Compared with 1998
                                           -----------------------------------------     -----------------------------------------

                                              Due to        Due to     Total Incr.          Due to        Due to     Total Incr.
                                              Volume         Rate        (Decr.)            Volume         Rate        (Decr.)
                                           ------------- ------------- -------------     ------------- ------------- -------------
Interest Earned On:
  Loans, including fees                       $  2,860        $  503      $  3,363          $  2,596       $  (446)     $  2,150
  Investment securities                          2,063           214         2,277               (84)          (53)         (137)
  Federal funds sold                               399            69           468               (88)            1           (87)
  Interest bearing deposits with banks            (271)           91          (180)              (27)          (35)          (62)
                                           ------------- ------------- -------------     ------------- ------------- -------------
Total interest income                            5,051           877         5,928             2,397          (533)        1,864
Interest Paid On:
  NOW accounts                                      34           (46)          (12)               30          (106)          (76)
  Savings accounts                                  64            (8)           56                86           (20)           66
  Money market accounts                            207           114           321               (43)          (88)         (131)
  Time deposits                                  1,182           384         1,566               469          (211)          258
  Borrowings and notes payable                   1,615           186         1,801               416           (75)          341
                                                                                         ------------- ------------- -------------
                                           ------------- ------------- -------------
Total interest expense                           3,102           630         3,732               958          (500)          458
                                           ------------- ------------- -------------     ------------- ------------- -------------
Net interest income                           $  1,949        $  247       $ 2,196          $  1,439       $   (33)     $  1,406
                                           ------------- ------------- -------------     ------------- ------------- -------------

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

                   AVERAGE BALANCES AND INTEREST YIELDS/RATES
                             (Dollars in Thousands)


                                                                      Year Ended December 31,
                                 --------------------------------------------------------------------------------------------------
                                 -------------------------------- -------------------------------- --------------------------------
                                              2000                             1999                             1998
                                 -------------------------------- -------------------------------- --------------------------------
                                            Interest    Average              Interest    Average              Interest    Average
                                  Average    Income/    Yield/     Average    Income/    Yield/     Average    Income/    Yield/
                                  Balance    Expense     Rate      Balance    Expense     Rate      Balance    Expense     Rate
                                 ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Interest-Earning Assets
  Loans, net (1)                  $159,136    $14,906      9.37%   $128,419    $11,543      8.99%    $99,724     $9,393      9.42%
  Investment securities (2)(3)      44,325      3,043      6.87      13,737        766      5.58      15,200        903      5.94
  Federal funds sold                11,581        732      6.32       5,095        264      5.18       6,801        351      5.16
  Interest bearing deposits
    with other banks                 7,699        467      6.07      12,362        647      5.23      12,855        709      5.52
                                 ---------- ----------            ---------- ----------            ---------- ----------
Total interest-earning assets (3)  222,741     19,148      8.60%    159,613     13,220      8.28%    134,580     11,356      8.44%

  Cash and due from banks            7,892                            6,862                            5,667
  Other assets                       6,613                            3,682                            4,491
                                 ----------                       ----------                       ----------
Total Assets                      $237,246                         $170,157                         $144,738
                                 ----------                       ----------                       ----------

Interest-Bearing Liabilities
  Interest-Bearing Deposits:
    NOW accounts                   $22,947     $  210      0.92%    $19,700     $  222      1.13%    $17,722     $  298      1.68%
    Savings accounts                21,719        940      4.33      20,241        884      4.37      18,285        818      4.47
    Money market accounts           26,454        961      3.63      20,451        640      3.13      21,723        771      3.55
    Time deposits                   69,101      3,974      5.75      47,895      2,408      5.03      38,832      2,150      5.54
  Borrowings and
    notes payable                   38,692      2,643      6.83      14,653        842      5.75       7,547        501      6.64
                                 ---------- ----------            ---------- ----------            ---------- ----------
Total interest-bearing
    Liabilities                    178,913      8,728      4.88%    122,940      4,996      4.06%    104,109      4,538      4.36%

  Non-interest bearing deposits     38,635                           30,101                           24,981
  Other liabilities                  3,025                            1,570                            1,459
                                 ----------                       ----------                       ----------
Total liabilities                  220,573                          154,611                          130,549

Stockholders' equity                16,673                           15,546                           14,189
                                 ----------                       ----------                       ----------
Total liabilities and
    Stockholders' equity          $237,246                         $170,157                         $144,738
                                 ----------                       ----------                       ----------

                                            ----------                       ----------                       ----------
Net interest income and spread                $10,420      3.72%               $ 8,224      4.22%                $6,818      4.08%
                                            ----------                       ----------                       ----------

Net interest margin (3)                                    4.68%                            5.15%                            5.07%

(1)  Non-accrual loan balances are included in the calculation of Average
      Balances-Loans, Net. Interest income on non-accrual loan balances is included in interest income to the extent that it has been collected.
(2) Average balance and average rate for investment securities are computed based on book value of securities held-to-maturity and cost basis of securities available-for-sale.
(3) Average rates are computed on a fully taxable equivalent basis.

Provision for Credit Losses

         Provisions for credit losses are charged to income to bring the total allowance for credit losses to a level deemed appropriate by management based on such factors as historical experience, the volume and type of lending conducted by Century, the amount of nonperforming assets, regulatory policies, generally accepted accounting principles, general economic conditions, and other factors related to the collectibility of loans in Century's portfolio.

         The provision for credit losses was $1.0 million in 2000, compared with $640,000 for 1999, increasing $375,000, or 59%. The increase was largely the result of a 43.0% increase in loans, net of unearned income, to $196.9 million at December 31, 2000 from $138.1 million at year-end 1999, coupled with higher net charge-offs. Net charge-offs increased to $541,000 in 2000, from $249,000 in 1999. The increase in net charge-offs occurred primarily in the commercial loan sector.

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

         Management believes the allowance is adequate to absorb losses inherent in the loan portfolio. In view of Century's plans to continue its loan growth with increased emphasis on commercial loans (which are generally considered to be more risky than loans secured by real estate), it is likely that Century may need to increase the allowance for credit losses through future provisions charged to income. Management will continue to closely monitor the performance of the loan portfolio and make additional provisions as considered necessary. No assurance can be given that such provisions will not have a material adverse impact on Century's results of operations in future periods.

Noninterest Income

         Noninterest income for 2000 was $2.5 million, an increase of $793,000 or 47.5% compared with noninterest income of $1.7 million in 1999. Excluding a gain of $209,000 realized on the sale of investment securities in 2000, the increase was 35%. This increase resulted largely from increases in service charges on deposits, credit card and merchant fees and ATM fees, which bear a direct correlation to Century's growth in deposit balances, branch expansion and customer acceptance of Century's competitive products and services. The growth in service charges on deposit accounts was also influenced by fee increases implemented in April 2000.

         Noninterest income for 1999 was $1.7 million, an increase of $566,000 or 51.3% compared with noninterest income of $1.1 million in 1998. This increase resulted largely from growth of fees earned in the credit card program, increases in service charges on deposit accounts, commissions from a new mortgage loan origination program, as well as other commissions and other fee income.

         The following table sets forth the various categories of, and changes in, noninterest income for the years ended December 31, 2000, 1999 and 1998:

                               NONINTEREST INCOME
                             (Dollars in Thousands)

                                                                   Year Ended December 31,
                                         ----------------------------------------------------------------------------
                                                   2000        % Change            1999        % Change         1998
                                         --------------- --------------- --------------- --------------- ------------
Service charges on deposit accounts               $ 943           42.7%           $ 661           47.8%        $ 447
Credit card and merchant fees                       889           21.4              732           55.4           471
Mortgage loan origination fees                      103            6.2               97              -             -
Commission and other fee income                     318           77.7              179            5.3           170
Gain on sale of securities                          209              -                -              -            15
                                         --------------- --------------- --------------- --------------- ------------
Total noninterest income                         $2,462           47.5%          $1,669           51.3%       $1,103
                                         --------------- --------------- --------------- --------------- ------------

Noninterest Expense

         Noninterest expense was $9.4 million in 2000, compared with $7.3 million in 1999, representing an increase of $2.1 million or 28.6%. Excluding merger-related expenses of $279,000, professional fees increased $424,000, or 61%, primarily due to legal fees associated with loan purchases and the issuance of preferred securities by a subsidiary trust coupled with higher consulting fees related to information systems technology and profit improvement initiatives. The bulk of the remaining increases in noninterest expense in 2000 were directly attributable to Century's continued expansion activities. An increase in infrastructure coinciding with the acquisition of the Reston Branch in August 2000, the Dumfries Branch in October 1999 and the establishment of the Rockville, Maryland LPO in February 2000 was accompanied by increases in several noninterest expense categories, the most significant of which were salaries and benefits, data processing, occupancy and equipment and amortization of deposit premium as detailed in the table below. Despite the increase in noninterest expense, Century's efficiency ratio, a measure of how much expense is incurred to produce a dollar of revenue, declined from 72.14% in 1999 to 68.79% in 2000.

         Noninterest expense was $7.3 million in 1999, compared with $6.3 million in 1998, representing an increase of $1.0 million or 16.3%. The increase in 1999 was due largely to increases in salaries and employee benefits of $783,000 and data processing services of $422,000. These increases in salaries and employee benefits reflect the opening of the Dumfries branch office in October 1999, a full year of compensation expense for the employees at the branch opened in 1998, the addition of personnel to support growth in the loan portfolio, and a reduction in the amount of loan origination costs deferred in the current year. The increases in the cost of data processing services were primarily attributable to growth in the credit card program, additional transaction volume, and efforts to prepare for and comply with Year 2000 readiness issues.

         Century's noninterest expense has been consistently higher in relation to its asset size than the average for small community banks. Century's strategy is to increase its asset size significantly so that its level of noninterest expense in relation to its assets is more in line with those of comparable institutions. No assurance may be given, however, that the anticipated asset growth or branch expansions will occur.

         The following table sets forth the various categories of, and changes in, noninterest expense for the years ended December 31, 2000, 1999 and 1998:

                               NONINTEREST EXPENSE
                             (Dollars in Thousands)

                                                                       Year Ended December 31,
                                         -----------------------------------------------------------------------------
                                               2000        % Change           1999          % Change           1998
                                         -------------   --------------  --------------  -------------       --------
Salaries and employee benefits                  $3,458         21.0 %            $2,859       37.7 %           $2,076
Professional fees                                1,399        101.0                 696      (24.8)               926
Occupancy and equipment expense                  1,003         19.1                 842        1.9                826
Depreciation and amortization                      840         30.6                 643       (2.7)               661
Data processing                                  1,389         20.2               1,156       57.5                734
Communications                                     419         18.0                 355       27.2                279
Office and operations expenses                     364         31.4                 277      (23.1)               360
Marketing and public relations                     271         50.6                 180       (8.2)               196
Federal deposit insurance premiums                  32         60.0                  20       11.1                 18
Other expenses                                     261        (15.0)                307       31.8 %              233
                                         -------------   -------------   --------------  ------------   -------------
Total noninterest expense                       $9,436         28.6 %            $7,335       16.3 %           $6,309
                                         =============   =============   ==============  ============   =============

Income Tax Expense

         Century's income tax expense includes federal, state and local income taxes. The provision for income taxes was $892,000 in 2000 compared to $729,000 in 1999 and $355,000 in 1998. This reflects effective tax rates of 38.9 percent in 2000, 38.0 percent in 1999, and 35.8 percent in 1998. Absent the $279,000 in merger-related expenses incurred in 2000, all of which are not deductible for tax purposes, the effective tax rate was 34.7% in 2000. The effective tax rate was reduced in 2000 from the previous year due to the increase in interest income derived from US agency securities, municipal securities, and short term investments which are not fully taxable, and a greater portion of earnings derived from Virginia and Maryland where the local income tax rates are lower than in Washington, DC.

Interest Rate Sensitivity and Management of Market Risk

         Net interest income, which constitutes one of the principal sources of income for Century, represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The difference between Century's interest-rate sensitive assets and interest-rate sensitive liabilities for a specified time-frame is referred to as an interest sensitivity "gap." Interest rate sensitivity reflects the potential effect on net interest income of a movement in interest rates. A financial institution is considered to be asset sensitive, or having a positive gap, when the amount of its interest-earning assets maturing or repricing exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, a financial institution is considered to be liability sensitive, or having a negative gap, when the amount of its interest-bearing liabilities maturing or repricing exceeds the amount of its interest-earning assets. During a period of rising (falling) interest rates, a positive gap would tend to increase (decrease) net interest income, while a negative gap would tend to decrease (increase) net interest income.

         Management seeks to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. Toward this end, Century maintains a Board-level Finance Committee and an internal Asset/Liability Committee (ALCO)which reviews, on a regular basis, the maturity and repricing of the assets and liabilities of Century. Century has adopted the objective of achieving and maintaining a one-year cumulative GAP, as a percent of total assets, of between plus 10% and minus 10%. On a consolidated basis, Century's one-year cumulative gap was a positive 2.5% of total assets at December 31, 2000. This position indicated that Century was exposed to the potential for decreased earnings if interest rates were to continue to decline in the next twelve months.

         Due to inherent limitations in traditional gap analysis, Century also exploys more sophisticated modeling techniques to monitor potential changes in net interest income, net income and the market value of portfolio equity under various interest rate scenarios. Market risk is the risk of loss from adverse changes in market prices and rates, arising primarily from interest rate risk in Century's loan and investment portfolios, which can significantly impact Century's profitability. Net interest income can be adversely impacted where assets and liabilities do not react the same to changes in interest rates. At year-end 2000, the impact of an immediate increase in interest rates of 200 basis points would have resulted in an increase in net interest income over a 12-month period of 3.38%, with a comparable decrease in interest rates resulting in a decrease in net interest income of 5.19%. Management finds the above methodologies meaningful for evaluating market risk sensitivity; however, other factors can affect net interest income, such as levels of non-earning assets and changes in portfolio composition.

         The following table sets forth the interest-rate sensitive assets and liabilities of Century at December 31, 2000, which are expected to mature or are subject to repricing in each of the time periods indicated:


                 INTEREST RATE SENSITIVE ASSETS AND LIABILITIES
                             (Dollars in Thousands)
                                                           90 Days      91 to 180     181 Days        Over
Term To Repricing (At December 31, 2000)                   Or Less        Days        to 1 Year      1 Year         Total
------------------------------------------------------------------------------------------------------------------------------
Interest Earning Assets
    Loans, net                                             $83,029       $13,257        $19,523      $81,120      $196,929
    Investment securities                                   21,367         7,161         14,788       25,634        68,950
    Federal funds sold                                       5,500             -              -            -         5,500
    Interest bearing deposits with banks                       111             -              -          200           311
                                                        ----------------------------------------------------------------------
Total interest earning assets                              110,007        20,418         34,311      106,954       271,690
Interest Bearing Liabilities
    NOW accounts                                                 -             -              -       28,104        28,104
    Savings accounts                                        25,350             -              -            -        25,350
    Money market accounts                                   23,325             -              -            -        23,325
    Time deposits                                           20,582        10,503         53,473       16,356       100,914
    Other borrowings                                        23,265           255            759       21,971        46,250
                                                        ----------------------------------------------------------------------
Total interest bearing liabilities                          92,522        10,758         54,232       66,431       223,943
                                                        ----------------------------------------------------------------------
Interest sensitivity gap per period                        $17,485       $ 9,660      $(19,921)      $40,523       $47,747
Cumulative gap                                              17,485        27,145          7,224       47,747
Cumulative gap as a percentage of total assets                6.0%          9.3%           2.5%        16.4%
Cumulative interest earning assets as a percent
       of interest bearing liabilities                      118.9%        126.3%         104.6%       121.3%



                         Analysis of Financial Condition

Loans

         Century presently is, and in the future expects to remain, a middle market banking organization serving professionals and businesses with interests in and around the Washington, DC metropolitan area. The loan portfolio increased $58.8 million or 43% since December 31, 1999 due to strong loan demand supplemented by selected portfolio purchases of $26.0 million. Included in the portfolio purchases were $15.4 million in variable rate home equity loans that resulted in a higher weighting of home equity loans as a percent of total loans at December 31, 2000 in comparison to previous years. As of December 31, 2000 and 1999, approximately $145.2 million (74%) and $90.0 million (65%) of Century's total loan portfolio, respectively, consisted of loans secured by real estate, of which one-to-four-family residential mortgage loans and home equity lines of credit represented $55.7 million (28%) and $34.7 million (25%), respectively, of Century's total loan portfolio.

         Loan concentrations are defined as aggregate credits extended to a number of borrowers engaged in similar activities or resident in the same geographic region, which would cause them to be similarly affected by economic or other conditions. Century, on a routine basis, evaluates these concentrations for purposes of policing its concentrations and making necessary adjustments in its lending practices to reflect current economic conditions, loan to deposit ratios, and industry trends. As a result of Century's existing branch locations, Century has significant concentrations of customers and assets in the Washington, DC metropolitan area.

         The primary types of loans in Century's portfolio are residential mortgages and home equity loans, commercial real estate loans, commercial loans, and consumer installment and credit card loans. Generally, Century underwrites loans based upon the borrower's debt service capacity or cash flow, a consideration of past performance on loans from other creditors as well as an evaluation of the collateral securing the loan. With some exceptions, Century's general policy is to require conservative underwriting policies, primarily in the analysis of borrowers' debt service coverage capabilities for commercial and commercial real estate loans, while emphasizing lower gross debt ratios for consumer loans and lower loan-to-value ratios for all types of real estate loans. Most of Century's commercial and commercial real estate loans are personally guaranteed by the owners of the business, the primary exceptions to this requirement being loans to non-profit and membership organizations. Given the localized nature of Century's lending activities, the primary risk factor affecting the portfolio as a whole is the health of the local economy in the Washington, DC metropolitan area and its effects on the value of local real estate and the incomes of local professionals and business firms. To mitigate this risk, Century's underwriting policy provides that each loan should be supported by an economically independent secondary source of repayment. Any exceptions to the general loan policy must be approved by the Executive Loan Committee.

         In each year since 1997, Century has supplemented its internal loan generation capability with the purchase of loans from other financial institutions. Century seeks to acquire only loans of the highest quality and performs extensive due diligence on each acquired loan, including a legal documentation review, a review of the borrower's credit and payment history, and a physical inspection of the property securing the acquired loan. Century views such loan portfolio purchases as an effective way to employ excess funds when deposit growth exceeds loan generation capacity on a short-term basis, such as existed immediately after the acquisition of the Reston Branch. Although no assurance can be given that such opportunities will be available in the future, Century intends to continue to acquire loan portfolios as and when it deems such actions to be a profitable deployment of available funds into earning assets.

         Loans to directors, executive officers and principal stockholders of Century and to directors and officers of the Bank are subject to limitations contained in the Federal Reserve Act, the principal effect of which is to require that extensions of credit by the Bank to executive officers, directors, and ten percent stockholders satisfy certain standards. The Bank routinely makes loans in the ordinary course of business to certain directors and executive officers of Century and the Bank, their associates, and members of their immediate families. In accordance with Federal Reserve Act guidelines, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with others and do not involve more than normal risk of collectibility or present other unfavorable features. As of December 31, 2000, loans and commitments outstanding to directors and executive officers of Century and the Bank, their associates and members of their immediate families totaled $2.9 million (net of participations sold to other banks on a non-recourse basis), which represented approximately 1.5% of total loans as of that date. As of December 31, 2000, none of these loans outstanding from the Bank to related parties were on non-accrual, past due, restructured or considered by management to be a potential problem loan.

The following table sets forth the composition of Century's loan portfolio by type of loan on the dates indicated:


                             LOAN PORTFOLIO ANALYSIS
                             (Dollars in Thousands)

                                                                                  December 31,
                                                       -------------------------------------------------------------------
                                                               2000                   1999                   1998
                                                       ---------------------- ---------------------- ----------------------
Aggregate Principal Amount
Type of loan:
    1-4 family residential mortgage                           $ 30,931               $ 24,926               $ 27,679
    Home equity loans                                           24,786                  9,724                  7,185
    Multifamily residential                                      2,234                  2,635                  1,884
    Construction                                                10,743                  4,425                  1,205
    Commercial real estate                                      76,477                 48,242                 35,821
    Commercial loans                                            40,867                 37,585                 28,906
    Installment and credit card loans                           10,701                 10,612                 12,517
                                                       ---------------------- ---------------------- ----------------------
Gross loans                                                    196,739                138,149                115,197
Unearned income and deferred costs                                 190                    (73)                    34
                                                       ---------------------- ---------------------- ----------------------
Total loans, net of unearned                                  $196,929               $138,076               $115,231
                                                       ---------------------- ---------------------- ----------------------

Percentage of Loan Portfolio
Type of loan:
    1-4 family residential mortgage                              15.72%                 18.04%                 24.03%
    Home equity loans                                            12.60                   7.04                   6.24
    Multifamily residential                                       1.14                   1.91                   1.64
    Construction                                                  5.46                   3.20                   1.05
    Commercial real estate                                       38.87                  34.92                  31.10
    Commercial loans                                             20.77                  27.21                  25.09
    Installment and credit card loans                             5.44                   7.68                  10.85
                                                       ---------------------- ---------------------- ----------------------
Gross loans                                                     100.00%                100.00%                100.00%
                                                       ---------------------- ---------------------- ----------------------


         The following table sets forth the maturities of loans (based upon contractual dates) outstanding as of December 31, 2000. Loans, primarily as a result of maturities, monthly payments and repayments, are an important source of liquidity. Century's portfolio of adjustable rate home mortgages consists of loans to customers in the local market area. Such loans generally have balloon maturities within ten years or less, with two percent annual and six percent lifetime "caps" on interest rate changes. Borrowers have the right to prepay such loans without penalty.


                    MATURITIES AND RATE SENSITIVITY OF LOANS
                             (Dollars in Thousands)

                                                  Over 1 Year Through 5 Years              Over 5 Years
                                                  -----------------------------    -----------------------------
                                  One Year            Fixed        Floating            Fixed        Floating
                                 or Less (1)          Rate           Rate              Rate           Rate              Total
------------------------------- --------------    -------------- --------------    -------------- --------------    --------------

Commercial                        $ 15,694           $  8,458      $ 10,014          $  1,876       $  4,825         $  40,867
Commercial real estate               8,498             14,086         9,753            12,655         31,485            76,477
Residential mortgage/home            1,535              8,437         4,167            10,344         33,468            57,951
equity
Construction                         3,744                  -             -               887          6,112            10,743
Installment/credit card              3,553              2,256           250               245          4,397            10,701
                                --------------    -------------- --------------    -------------- --------------    --------------

Total                             $ 33,024           $ 33,237      $ 24,184          $ 26,007       $ 80,287         $ 196,739
                                --------------    -------------- --------------    -------------- --------------    --------------

(1) Includes demand loans, loans having no stated schedule of repayment or maturity, and overdrafts.

Asset Quality


Nonperforming Assets

         Generally, interest on loans is accrued and credited to income based upon the principal balance outstanding. It is Century's policy to discontinue the accrual of interest income and classify a loan as non-accrual when principal or interest is past due 90 days or more and the loan is not well secured and in the process of collection, or when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Century will generally charge-off loans after 120 days of delinquency unless adequately collateralized and in the process of collection. A loan is considered in the process of collection if, based on a probable specific event, management believes that the loan will be repaid or brought current within a reasonable period of time. Loans will not be returned to accrual status until the loan has been brought current and future payments of principal and interest appear certain. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments received are applied to the outstanding principal balance until the status of the loan has changed.

         Real estate acquired by Century as a result of foreclosure is classified as other real estate owned (OREO). Such loans are reclassified to OREO and recorded at the lower of cost or fair market value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for credit losses at that time. Further allowances for losses are recorded as charges to other expenses at the time management believes additional deterioration in value has occurred.

         The following table sets forth certain information with respect to Century's non-accrual loans, OREO, and accruing loans which are contractually past due 90 days or more as to principal or interest, for the periods indicated:


                                    NONPERFORMING ASSETS
                                   (Dollars in Thousands)

                                                December 31,
                                    -------------------------------------
                                        2000         1999        1998
                                    ------------ ----------- ------------

Non-accrual loans                         $633        $515       $1,163
Accruing past due 90 days or more          544           -          383
                                    ------------ ----------- ------------
Total nonperforming loans                1,177         515        1,546

Other real estate owned                      -           -            -
                                    ------------ ----------- ------------
Total nonperforming assets              $1,177        $515       $1,546
                                    ------------ ----------- ------------

Nonperforming loans to total loans        0.60%       0.37%        1.34%
Nonperforming assets to total assets      0.40%       0.25%        1.02%

         As of December 31, 2000, most of the non-accrual balance consisted of two borrowing relationships. Century has accelerated collection efforts with regard to this borrowing relationship.

         Interest lost on these nonaccrual loans was $144,000, $24,000, and $26,000 for 2000, 1999, and 1998, respectively. Century received interest payments on these nonaccrual loans amounting to $32,000, $68,000, and $100,000 for 2000, 1999 and 1998, respectively.

Allowance for Credit Losses

         Century maintains an allowance for credit losses based upon, among other things, such factors as historical experience, the volume and type of lending conducted by Century, the amount of nonperforming assets, regulatory policies, generally accepted accounting principles, general economic conditions, and other factors related to the collectibility of loans in Century's portfolio. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if such factors and conditions differ from the assumptions used in making the initial determinations. Based upon criteria consistently applied during the periods, Century's allowance for credit losses was $2.0 million (1.01% of total loans), $1.5 million (1.10% of total loans) and $1.1 million (0.98% of total loans) as of December 31, 2000, 1999 and 1998, respectively. The allowance for credit losses as a percentage of nonperforming loans was 169%, 295% and 73% as of December 31, 2000, 1999 and 1998,
respectively.

         The following table sets forth an analysis of Century's allowance for credit losses for the periods indicated:

                               ALLOWANCE FOR CREDIT LOSSES
                                (Dollars in Thousands)

                                                                   Year Ended December 31,
                                                       ------------------------------------------------
                                                            2000             1999            1998
                                                       ---------------- --------------- ---------------
Average net loans outstanding                               $ 159,136       $ 128,419        $ 99,724

Loans outstanding at period-end                               196,929         138,076         115,231

Total nonperforming loans                                       1,177             515           1,546
                                                       ---------------- --------------- ---------------

Beginning balance of allowance                                $ 1,519         $ 1,128            $887

Loans charged-off:
1-4 family residential mortgage                                     -               -              18
Home equity loans                                                   -               -              26
Commercial loans                                                  496             180             314
Installment and credit card loans                                 105              90             129
                                                       ---------------- --------------- ---------------
Total loans charged off                                           601             270             487

Recoveries of previous charge-offs:
1-4 family residential mortgage                                     -               -               -
Home equity loans                                                   4               8              43
Commercial loans                                                   47               -              36
Installment and credit card loans                                   9              13              29
                                                       ---------------- --------------- ---------------
Total recoveries                                                   60              21             108
                                                       ---------------- --------------- ---------------
Net loans charged-off                                             541             249             379

Provision for credit losses                                     1,015             640             620

                                                       ---------------- --------------- ---------------
Balance at end of period                                      $ 1,993         $ 1,519         $ 1,128
                                                       ---------------- --------------- ---------------

Net charge-offs to average loans                                 0.34%           0.19%           0.38%
Allowance as % of total loans                                    1.01%           1.10%           0.98%
Nonperforming loans as % of total loans                          0.60%           0.37%           1.34%
Allowance as % of nonperforming loans                             169%            295%             73%


         Century considers the composition of its loan portfolio and the loss potential associated with different types of loans in determining the level of the allowance for credit losses. In considering the loss potential associated with different types of loans, Century considers its own historical loss experience with each type of loan, together with any internal or external changes which might suggest that future losses will be higher or lower than the historical loss experience. Such additional factors include changes in national or local economic conditions which affect the repayment capacity of borrowers and/or the market value of collateral, trends in past due payments, changes in underwriting standards, changes in loan originating and servicing personnel, changes in the types of credit offered, and other factors. For a description of Century's accounting policy for the allowance for credit losses, see Note 1 of Notes to Consolidated Financial Statements.

         The following table describes the allocation of the allowance for credit losses among various categories of loans and certain other information at December 31, 2000. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.


                    ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES
                             (Dollars in Thousands)

                                                                December 31, 2000               December 31, 1999
                                                          ------------------------------- -------------------------------
                                                                      Percent of Loans                Percent of Loans
                                                              Amount   to Total Loans         Amount   to Total Loans
Balance of allowance for credit losses applicable to:
         Commercial and industrial                             $ 596         21%               $ 285         27%
         Real estate.......                                      942         74%                  20         65%
         Consumer                                                138         5%                  222         8%
         Unallocated.......                                      317          -                  992          -
                                                         ----------------------------------------------------------------
                  Total allowance for credit losses           $1,993        100%              $1,519        100%
                                                         ----------------------------------------------------------------

Investment Activities

         Century's investment portfolio of $68.9 million as of December 31, 2000 consisted mostly of U.S. government agency obligations supplemented by municipals and corporate bonds. This represented an increase of $46.4 million, or 206%, compared with investment securities of $22.5 million at December 31, 1999. The increase during the year was reflective of the execution of $10.0 million in wholesale leveraging transactions, the investment of the proceeds from the issuance of the capital securities and the investment of a portion of the proceeds from the Reston Branch purchase.

         Investment securities available-for-sale are stated at fair value. These securities may be sold, retained until maturity, or pledged as collateral for liquidity and borrowing in response to changing interest rates, changes in prepayment risk, and other factors as a part of Century's overall asset liability management strategy.

         Investment securities held-to-maturity are stated at amortized cost. Century has the intent and ability to hold these securities until maturity, and they are also available to be pledged as collateral for liquidity and borrowing needs if and when such needs may occur.

         The following table sets forth the carrying value of Century's investment portfolio as of the dates indicated:


                        INVESTMENT PORTFOLIO COMPOSITION
                             (Dollars In Thousands)

                                                                     December 31,
                                                        ---------------------------------------
                                                           2000          1999         1998
                                                       ------------ ------------- ------------
Available-for-sale (amortized cost)(1):
U.S. Treasuries and government agencies                    $ 43,992      $ 12,130      $ 1,999
Mortgage-backed securities                                    1,687         2,017        2,870
Equity securities                                             2,529         2,503        1,932
                                                        ------------ ------------- ------------
Total available-for-sale                                     48,208        16,650        6,801

Held-to-maturity (amortized cost):
U.S. Treasuries and government agencies                       5,999         3,999            -
Mortgage-backed securities                                    1,789         1,967        2,442
State, county and municipal                                   8,274             -            -
Other                                                         4,327             -            -
                                                        ------------ ------------- ------------
Total held-to-maturity                                       20,389         5,966        2,442

                                                        ------------ ------------- ------------
Total investment securities                                $ 68,597      $ 22,616      $ 9,243
                                                        ------------ ------------- ------------

(1) The fair value of investment securities available-for-sale was $48,561, $16,495, and $6,811 at December 31, 2000, 1999, and 1998, respectively.


         The following table sets forth the maturity distribution and weighted average yield of the investment portfolio of Century as of December 31, 2000:

                   INVESTMENT PORTFOLIO--MATURITIES AND YIELDS
                             (Dollars In Thousands)

                                                           Over 1 Year      Over 5 Years
                                          One Year          Through 5        Through 10           After
                                           or Less            Years             Years           10 Years            Total
-------------------------------------   --------------    --------------    --------------    --------------    --------------
Maturity Distribution:
U.S. Treasuries and government
     Agencies                                $14,345          $ 31,044           $ 4,602             $   -          $ 49,991
Mortgage-backed securities                         -             1,196             2,053               227             3,476
State, County and municipal                        -                 -             1,091             7,183             8,274
Other                                              -                 -                 -             4,327             4,327
Equity securities                                  -                 -                 -             2,529             2,969
                                        --------------    --------------    --------------    --------------    --------------

Total                                       $ 14,345          $ 32,240           $ 7,746          $ 14,266          $ 68,597
                                        --------------    --------------    --------------    --------------    --------------

Weighted Average Yield (1):
U.S. Treasuries and government
     Agencies                                  6.32%             6.57%             7.32%                 -              6.57%
Mortgage-backed securities                         -             6.35%             6.44%             6.78%              6.43%
State, County and municipal                        -                 -             8.54%             8.83%              8.79%
Other                                              -                 -                 -             6.52%              6.52%
Equity securities                                  -                 -                 -             9.12%              9.12%
                                        --------------    --------------    --------------    --------------    --------------
Total                                          6.32%             6.56%             7.26%             8.48%              6.99%
                                        --------------    --------------    --------------    --------------    --------------

(1)  The  calculation  of  the  weighted   average  yields  is  based  on  fully
     taxable-equivalent  yield,  weighted  by the  respective  book value of the securities, using cost basis in the case of securities available-for-sale.

Deposit Activities

         Century's total deposits at year-end 2000 were $224.7 million, an increase of $70.8 million, or 46.0%, compared with the year-end 1999 balance. This increase was due in large measure to the Reston Branch purchase in August 2000. Total average deposits were $178.9 million for the year ended December 31, 2000, an increase of $40.5 million, or 29% compared with average deposits of $138.4 million for the year ended December 31, 1999. Century's total deposits at year-end 1999 were $153.9 million, an increase of $27.7 million, or 22.0%, compared with the year-end 1998 balance. Total average deposits were $138.4 million for the year ended December 31, 1999, an increase of $16.8 million, or 13.9% compared with average deposits of $121.5 million for the year ended December 31, 1998. Century views deposit growth as a significant challenge in its effort to increase its asset size. Thus, Century continues to focus on its branching program with increased emphasis on commercial accounts, and the offering of competitive interest rates and products to stimulate deposit growth.

         The following table sets forth the average balances and weighted average rates for Century's categories of deposits for the periods indicated:

                                AVERAGE DEPOSITS
                             (Dollars In Thousands)

                                                                     Year Ended December 31,
                                ------------------------------ -- ------------------------------- -- ------------------------------
                                            2000                               1999                              1998
                                ------------------------------    -------------------------------    ------------------------------
                                           Weighted                           Weighted                         Weighted
                                 Average    Average    % of        Average    Average     % of       Average    Average     % of
                                 Balance     Rate      Total       Balance      Rate      Total      Balance     Rate      Total
                                ---------- ---------- --------    ---------- ----------- --------    --------- ---------- ---------
Noninterest-Bearing Deposits     $ 38,635      0.00%    21.6%      $ 30,101       0.00%    21.8%     $ 24,981      0.00%     20.6%
Interest-Bearing Deposits:
    NOW accounts                   22,947      0.92     12.8         19,700       1.13     14.2        17,722      1.68      14.6
    Savings accounts               21,719      4.33     12.1         20,241       4.37     14.6        18,285      4.47      15.0
    Money market accounts          26,454      3.63     14.8         20,451       3.37     14.8        21,723      3.55      17.9
    Time deposits                  69,101      5.75     38.7         47,895       5.03     34.6        38,832      5.54      31.9
                                ---------- ---------- --------    ---------- ----------- --------    --------- ---------- ---------
Total                            $178,856              100.0%      $138,388               100.0%     $121,543               100.0%
                                ----------            --------    ----------             --------    ---------            ---------
Weighted Average Rate                          3.40%                              3.00%                            3.32%
                                           ----------                        -----------                       ----------

         Century seeks to rely primarily on regular customer relationships to provide a stable and cost effective source of funding to support asset growth. Century's Asset/Liability Management Policy limits total brokered deposits to ten percent (10%) of the Bank's total liabilities. As of December 31, 2000, brokered deposits represented $300,000, or 0.1% of Century's total liabilities.

         As of December 31, 2000, total time deposits in excess of $100,000 accounted for $47.3 million, or 21.0% of Century's total deposits. Of this amount, $14.3 million had a remaining term of six months or less. The following table sets forth the amount of Century's certificates of deposit of $100,000 or more, by time remaining until maturity, as of December 31, 2000 and 1999:

                        TIME DEPOSITS OF $100,000 OR MORE
                             (Dollars In Thousands)

                                            December 31,
                                     ----------------------------
                                          2000           1999
                                     -------------- -------------
Maturity Period:
Three months or less                     $ 8,529       $ 2,501
Over three months through six months       5,777         6,029
Over six months through twelve months     27,156        14,997
Over twelve months                         5,825         2,574
                                     -------------- -------------
Total                                    $47,287       $26,101
                                     -------------- -------------

Borrowings

         Borrowings consist of advances from the Federal Home Loan Bank of Atlanta (FHLBA), deposits received in Century's U.S. Treasury Tax and Loan Account, and securities sold under repurchase agreements. Balances outstanding and effective rates of interest are shown in the tables below for the years ending December 31, 2000, 1999 and 1998:

                                   BORROWINGS
                             (Dollars In Thousands)

                                                                       Year Ended December 31,
                                                           ------------------------------------------------
                                                                2000             1999            1998
                                                           ---------------- --------------- ---------------

Federal Home Loan Bank of Atlanta:
Ending balance                                                    $20,389         $26,301          $6,513
Daily average balance for the period                               17,796          11,031           6,911
Maximum outstanding balance at
  a month-end during the period                                    20,896          38,855           7,222
Daily average interest rate for the period                           6.39%           6.25%           6.81%
Average interest rate on period end balance                          6.36            5.21            6.74

Treasury Tax and Loan Account:
Ending balance                                                     $  343           $ 599          $  589
Daily average balance for the period                                  403             357             361
Maximum outstanding balance at
  a month-end during the period                                       630             599           2,101
Daily average interest rate for the period                           5.72%           4.27%           4.79%
Average interest rate on period end balance                          6.92            4.56            4.45

Securities sold under repurchase agreements:
Ending balance                                                    $16,717         $ 6,359          $1,359
Daily average balance for the period                               13,638           3,256             264
Maximum outstanding balance at
  a month-end during the period                                    25,409           6,359           1,359
Daily average interest rate for the period                           5.39%           4.23%           4.72%
Average interest rate on period end balance                          5.47            4.42            4.72



         The following table shows the details of Century's fixed and variable rate advances from the FHLBA, with original maturities in excess of one year, as of December 31, 2000:

                                   BORROWINGS
                             (Dollars in Thousands)

                                                December 31, 2000
                               ------------------------------------------------
   Advance        Amount        Outstanding        Current         Long-Term        Interest        Maturity        Repayment
    Date         Borrowed         Balance          Portion          Portion           Rate            Date            Terms
--------------  -----------    --------------    -----------    --------------    ------------    -----------    ---------------

   2/08/96        $   800          $  800          $   -            $  800           6.30%      2/08/06           due at maturity
   5/16/96          1,000           1,000              -             1,000           7.34       5/16/06           due at maturity
   6/24/96          1,000             550            100               450           6.94       6/24/06             semi-annual
  10/10/96            300             300              -               300           6.85       10/10/01          due at maturity
  10/10/96          2,000             400            400                 -           6.57       10/10/01             quarterly
  10/10/96          2,400             800            400               400           6.66       10/10/02             quarterly
   9/25/97            573             539             12               527           6.62       9/25/17               monthly
   4/22/99          3,000           3,000              -             3,000           5.01       4/22/04           due at maturity
   4/23/99          3,000           3,000              -             3,000        Variable      4/23/04           due at maturity
   3/22/00          5,000           5,000              -             5,000           6.18       3/22/10           due at maturity
   5/24/00          5,000           5,000              -             5,000           6.69       5/24/10           due at maturity
                ----------     --------------    -----------    --------------
    Total         $24,073         $20,389          $ 912           $19,477
                ----------     --------------    -----------    --------------

Preferred Securities of Subsidiary Trust

         Transaction Structure. During the first quarter of 2000, Century formed a new, wholly owned statutory business trust, Century Capital Trust I (the Trust), which issued $8.8 million of capital securities (the Capital Securities) to a third party. The Trust invested the proceeds in an equivalent amount of junior subordinated debt securities of Century bearing an interest rate equal to the rate on the Capital Securities. These debt securities, which are the only assets of the Trust, are subordinate and junior in right of payment to all present and future senior indebtedness (as defined in the indenture) and certain other financial obligations of Century. Century has fully and unconditionally guaranteed the Trust's obligations under the Capital Securities.

         For financial reporting purposes, the Trust is treated as a subsidiary of Century and consolidated in the corporate financial statements. The Capital Securities are presented as a separate category of long-term debt on the Consolidated Statements of Financial Condition entitled " Preferred Securities of Subsidiary Trust." The Capital Securities are not included as a component of stockholders' equity in the Consolidated Statements of Financial Condition. For regulatory purposes, however, the Federal Reserve Board treats the Capital Securities as Tier I or Tier 2 capital.

         The Capital Securities pay cash distributions semiannually at an annual rate of 10.875% of the liquidation preference. Distributions to the holders of the Capital Securities are included in interest expense, within the category entitled "Interest on borrowings." Under the provisions of the subordinated debt, Century has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debt are deferred, the distributions on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative.

         Subject to the prior approval of the Federal Reserve Board, the Capital Securities, the assets of the Trust, and the common securities issued by the Trust are redeemable at the option of Century in whole or in part on or after March 8, 2010, or at any time, in whole but not in part, from the date of issuance, upon the occurrence of certain events.

         Impact on Financial Condition and Results of Operation. The treatment of the Capital Securities as Tier I or Tier 2 capital, in addition to the ability to deduct the expense of the junior subordinated debt securities for federal income tax purposes, provided Century with a cost-effective method of raising capital to support continued expansion activities in the Washington, DC metropolitan area through the establishment and/or acquisition of additional branch offices and possible corporate acquisitions.

         Taking the underwriting discount into account, the Capital Securities have an effective interest cost to Century of 11.1% per annum. To mitigate the negative impact of this interest cost on Century's consolidated net income, the Bank invested $8.465 million of its liquid assets in a diversified portfolio of investment-grade corporate and municipal obligations with a weighted-average taxable-equivalent yield of 9.11%. Additionally, the Bank entered into two wholesale leveraging transactions in which it borrowed a total of $10 million at a weighted-average cost of 6.44 % and invested the proceeds in federal agency and municipal obligations with a weighted-average taxable-equivalent yield of 7.99%.

Return on Equity and Assets

         Return on average assets (ROA) is determined by dividing annual net income by average assets and generally indicates an institution's ability to use its assets profitably. Return on average equity (ROE) is determined by dividing annual net income by average stockholders' equity and indicates the effectiveness of an institution in generating net income from the capital invested by its stockholders. The following table sets forth Century's ROA and ROE for the periods indicated:

                           RETURN ON EQUITY AND ASSETS

                                            Year Ended December 31,
                          ------------------------------------------------------
                                    2000              1999                1998
                          --------------- ------------------ -------------------
Return on average assets            0.59%             0.70%               0.44%
Return on average equity            8.40              7.65                4.49
Period-end equity to total assets   6.02              7.65               10.12

         Exclusive of after-tax merger-related expenses of $279,000 incurred in 2000, ROA and ROE for 2000 were 0.71% and 10.08% respectively.

Liquidity

         Century's Asset/Liability Management Policy is intended to maintain adequate liquidity for Century and thereby enhance its ability to raise funds to support asset growth, meet deposit withdrawals and lending needs, maintain reserve requirements and otherwise sustain operations. Century accomplishes this primarily through management of the maturities of its interest-earning assets and interest-bearing liabilities. Century believes that its present liquidity position is adequate to meet its current and future needs.

         Asset liquidity is provided by cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future. The asset liquidity of the Bank is maintained in the form of vault cash, demand deposits with commercial banks, federal funds sold, interest bearing deposits with other financial institutions, short-term investment securities, other investment securities available-for-sale, and short-term loans. Century has defined "cash and cash equivalents" as those amounts included in cash and due from banks and federal funds sold. As of December 31, 2000, the Bank had cash and cash equivalents of $15.5 million, a decrease of $4.7 million, when compared with the $20.2 million at December 31, 1999.

         Liability liquidity is provided by access to core funding sources, principally various customers' deposit accounts in Century's market area. As a member of the Federal Home Loan Bank of Atlanta (FHLBA), Century is authorized to borrow up to 20% of its assets, on a short-term or long-term basis, secured by a blanket pledge of its portfolio of 1-to-4-family residential mortgage loans, investment securities and other collateral. At December 31, 2000, Century had total credit availability from the FHLBA of $58.3 million. Century also has approved lines of credit from larger correspondent banks to borrow excess reserves on an overnight basis (known as "federal funds purchased") in the amount of $5.7 million and to borrow on a secured basis ("repurchase agreements") in the amount of $5.0 million. As of December 31, 2000, there were no federal funds purchased, customer repurchase agreements amounted to $16.7 million, and Century had outstanding borrowings of $20.4 million from the FHLBA in the form of fixed and variable rate advances with an average interest rate of 6.36%. Century utilizes fixed rate term credit advances from the FHLBA to manage interest rate risk by match funding fixed rate real estate loans of comparable terms and maturities.

         Century's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $2.4 million for the year ended December 31, 2000. Net cash used in investing activities was $37.8 million for 2000, as a result of the $82.4 million net increase in loans and investment securities which was partially offset by the acquisition of deposits, net of assets acquired of $44.9 million. Net cash provided by financing activities for 2000 of $30.7 million, which resulted from a $17.8 million increase in deposits, an increase of $2.4 million in borrowings, an increase of $10.4 million from customer repurchase accounts, and proceeds of $200,000 from the exercise of options for common stock, partially offset by the purchase of 6,500 shares of treasury stock for $39,000.

         Net cash provided by operating activities was $2.9 million for the year ended December 31, 1999. Net cash used in investing activities was $38.3 million for 1999, as a result of the $41.5 million net increase in loans and investment securities which was partially offset by the acquisition of deposits, net of assets acquired of $2.9 million. Net cash provided by financing activities for 1999 was $42.4 million which resulted from a $18.3 million increase in deposits, an increase of $19.8 million in borrowings, an increase of $5.0 million from customer repurchase accounts, and proceeds oof $61,000 from the exercise of options for common stock, partially offset by the purchase of 136,500 shares of treasury stock for $790,000.

         In the ordinary course of business, Century enters into commitments to make loans and fund letters of credit, and Century is also a party to operating leases with respect to its banking quarters. Details of these commitments may be found in the accompanying Notes to Consolidated Financial Statements.

         Century had cash on hand in the amount of $860,000 at the holding company level at December 31, 2000. Century anticipates using these funds as working capital available to support the future growth of the franchise as well as to pay normal operating expenses. Additionally, working capital is further supported by dividends available from the Bank, subject to certain regulatory restrictions generally applicable to national banks.

Capital Resources

         Total stockholders' equity as of December 31, 2000 was $17.6 million, an increase of $1.9 million in 2000 and $0.4 million in 1999, compared to stockholders' equity of $15.7 million and $15.3 million as of December 31, 1999 and 1998, respectively.

         The OCC has established certain minimum risk-based capital standards that apply to national banks, and Century is subject to certain capital requirements imposed by the Federal Reserve Board. At December 31, 2000, the Bank exceeded all applicable regulatory capital requirements for classification as a "well capitalized" bank, and Century satisfied all applicable regulatory requirements imposed on it by the Federal Reserve Board. See Note 12 of the Notes to Consolidated Financial Statements.

Impact of Inflation, Changing Prices and Monetary Policies

         The primary effect of inflation on the operations of Century is reflected in increased operating costs. Unlike industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant effect on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Interest rates are highly sensitive to many factors which are beyond the control of Century, including the influence of domestic and foreign economic conditions and the monetary and fiscal policies of the United States government and federal agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policy such as seeking to curb inflation and combat recession by its open market operations in United States government securities, control of the discount rate applicable to borrowing by banks, and establishment of reserve requirements against bank deposits. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits, and affect the interest rates charged on loans and paid on deposits. The nature, timing and impact of any future changes in federal monetary and fiscal policies on Century and its results of operations are not predictable.

New Financial Accounting Standards

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures these instruments at fair value. In certain circumstances a derivative may be specifically designed as a hedge of the exposure to changes in the fair values of a recognized asset or liability or an unrecognized firm commitment, the exposure to variable cash flows of a forecasted transaction, or the exposure to fluctuations in foreign currency. SFAS No. 133 is effective for all periods beginning after June 15, 2000. Earlier application is permitted, but the statement shall not be applied retroactively to financial statements of prior periods. In June 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," was issued to amend SFAS 133 to address a limited number of issues related to implementation of SFAS 133. The implementation of SFAS No. 133, as amended, has not had a material impact on Century's consolidated financial statements.

Disclosure Regarding Forward Looking Statements

         Statements and financial discussion and analysis contained in Items 1, 7 and 7A of this report that are not historical facts are forward looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although Century believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, forward looking statements involve a number of risks and uncertainties and no assurance may be given that Century's expectations will be achieved. The important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

Interest Rates and Economy

o       Changes in interest rates and economic conditions;

o Changes in the levels of loan prepayments and the resulting effects on the value of Century's loan portfolio;

o Changes in local economic and business conditions adversely affecting Century's borrowers and their ability to repay their loans according to their terms or the value of the related collateral; and

o Changes in local economic and business conditions adversely affecting Century's customers other than borrowers and their ability to transact profitable business with Century.



Competition and Product Availability

o Increased competition for deposits and loans adversely affecting rates and terms; and

o Various strategic alternatives that Century considers from time to time, including acquisitions of other depository institutions, their assets or their liabilities on favorable terms, and Century's successful integration of any such acquisitions.

Asset Management

o Increased credit risk in Century's assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

o The failure of assumptions underlying the establishment of and provisions made to the allowance for loan losses; and

o Incurrence of higher-than-anticipated loan losses at GrandBanc after the merger.

Liquidity and Capital

o Changes in the availability of funds resulting in increased costs or reduced liquidity;

o       Changes in Century's ability to pay dividends on its common stock; and

o Increased asset levels and changes in the composition of assets and the resulting impact on Century's capital levels and regulatory capital ratios.

Systems

o Century's ability to acquire, operate and maintain cost effective and efficient systems; and

o       Unexpectedly difficult or expensive but necessary technological changes.

Personnel

o The loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels.

Tax, Regulatory, Compliance and Legal

Changes in applicable statutes and government regulations or their interpretations; claims of Century's noncompliance with statutory and regulatory requirements; and changes in the status of litigation to which Century is a party.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         For information regarding the market risk of Century's financial instruments, see "Management's Discussion and Analysis of Financial Condition and Results of Operation--Interest Rate Sensitivity and Management of Market Risk." Century's principal market risk exposure is to interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors
Century Bancshares, Inc.:


We have audited the accompanying consolidated statements of financial condition of Century Bancshares, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Bancshares, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP


McLean, VA
January 18, 2001


CENTURY BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
December 31, 2000 and 1999


                                                                                 2000                         1999
-------------------------------------------------------------------------------------------------------------------------

ASSETS
Cash and due from banks                                                        $ 10,011,899                 $  9,222,005
Federal funds sold                                                                5,500,487                   11,015,000
Interest bearing deposits in other banks                                            310,333                   19,667,075
Investment securities available-for-sale, at fair value                          48,560,786                   16,495,049
Investment securities held-to-maturity, at cost,
    fair value of $21,163,732 and $5,837,867
    in 2000 and 1999, respectively                                               20,389,131                    5,966,403
Loans, net of unearned income                                                   196,928,652                  138,076,486
Less:  allowance for credit losses                                               (1,992,837)                  (1,518,911)
                                                                           ------------------          -------------------
Loans, net                                                                      194,935,815                  136,557,575
Leasehold improvements, furniture, and equipment, net                             2,269,170                    1,372,267
Accrued interest receivable                                                       2,120,477                    1,034,270
Loans held for sale                                                                 390,010                      439,600
Deposit premium, net                                                              4,978,670                    1,675,813
Net deferred taxes                                                                1,145,201                      767,893
Other assets                                                                      1,063,589                      595,948
                                                                           ------------------          -------------------
    Total Assets                                                               $291,675,568                 $204,808,898
                                                                           ------------------          -------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
    Noninterest-bearing                                                        $ 47,245,740                 $ 36,571,508
    Interest-bearing                                                            177,449,610                  117,328,222
                                                                           ------------------          -------------------
Total deposits                                                                  224,695,350                  153,899,730
Federal funds purchased and securities sold under
     agreements to repurchase                                                    16,717,269                    6,358,654
Long term debt:
      FHLB advances                                                              20,389,080                   11,301,355
      Preferred securities of subsidiary trust                                    8,800,000                            -
Other borrowings                                                                    342,842                   15,598,868
Other liabilities                                                                 3,170,531                    1,982,184
                                                                           ------------------          -------------------
    Total Liabilities                                                           274,115,072                  189,140,791
                                                                           ------------------          -------------------

Stockholders' Equity:
Common stock, $1 par value; 10,000,000 shares authorized;
    2,899,751 and 2,858,402 shares issued at
    December 31, 2000 and 1999, respectively                                      2,899,751                    2,858,402
Additional paid in capital                                                       13,860,068                   13,700,452
Retained earnings                                                                 1,400,166                            -
Treasury stock, at cost, 143,000 and 136,500 shares at
      December 31, 2000 and 1999, respectively                                     (828,806)                    (789,863)
Other comprehensive income (loss),  net of tax effect                               229,317                     (100,884)
                                                                           ------------------          -------------------
    Total Stockholders' Equity                                                   17,560,496                   15,668,107
Commitments and contingencies
                                                                           ------------------          -------------------
    Total Liabilities and Stockholders' Equity                                 $291,675,568                 $204,808,898
                                                                           ------------------          -------------------

See accompanying notes to consolidated financial statements.



CENTURY BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
Years ended December 31, 2000, 1999 and 1998
                                                                      2000             1999              1998
--------------------------------------------------------------- ----------------- ---------------- -----------------
Interest income:
    Interest and fees on loans                                      $ 14,906,247     $ 11,542,779       $ 9,393,339
    Interest on federal funds sold                                       732,186          264,204           350,846
    Interest on deposits in other banks                                  466,718          646,800           708,431
    Interest on securities available-for-sale                          1,860,764          574,836           718,829
    Interest on securities held-to-maturity                            1,042,508          191,570           184,035
                                                                ----------------- ---------------- -----------------
Total interest income                                                 19,008,423       13,220,189        11,355,480

Interest expense:
    Interest on deposits:
         Savings accounts                                                939,577          884,150           818,417
         NOW accounts                                                    209,638          221,816           298,423
         Money market accounts                                           960,942          640,427           771,400
         Certificates under $100,000                                   2,043,059        1,385,414         1,254,993
         Certificates $100,000 and over                                1,930,789        1,021,854           894,004
                                                                ----------------- ---------------- -----------------
                                                                ----------------- ---------------- -----------------
    Total interest on deposits                                         6,084,005        4,153,661         4,037,237
    Interest on other borrowings                                       2,643,298          842,576           500,335
                                                                ----------------- ---------------- -----------------
Total interest expense                                                 8,727,303        4,996,237         4,537,572
                                                                ----------------- ---------------- -----------------

Net interest income                                                   10,281,120        8,223,952         6,817,908
Provision for credit losses                                            1,015,000          640,000           620,000
                                                                ----------------- ---------------- -----------------
Net interest income after provision for credit losses                  9,266,120        7,583,952         6,197,908

Noninterest income:
    Service charges on deposit accounts                                  942,882          660,942           447,105
    Other operating income                                             1,310,560        1,008,195           641,598
    Gain on sale of securities                                           208,850                -            14,570
                                                                ----------------- ---------------- -----------------
                                                                ----------------- ---------------- -----------------
Total noninterest income                                               2,462,292        1,669,137         1,103,273

Noninterest expense:
Salaries and employee benefits                                         3,458,204        2,858,900         2,075,963
Occupancy and equipment expense                                        1,002,472          842,263           825,839
Professional fees                                                      1,398,920          696,113           925,664
Depreciation and amortization                                            491,175          445,381           471,591
Amortization of deposit premiums                                         348,727          198,052           189,538
Data processing                                                        1,389,184        1,155,809           733,544
Communications                                                           419,168          355,242           278,611
Federal deposit insurance premiums                                        32,104           20,124            17,678
Other operating expenses                                                 895,575          763,370           790,978
                                                                ----------------- ---------------- -----------------
Total noninterest expense                                              9,435,529        7,335,254         6,309,406
                                                                ----------------- ---------------- -----------------

Income before income tax expense                                       2,292,883        1,917,835           991,775
Income tax expense                                                       891,756          729,213           354,891
                                                                ----------------- ---------------- -----------------
Net income                                                          $  1,401,127     $  1,188,622        $  636,884
                                                                ----------------- ---------------- -----------------

Basic income per common share                                               $.51             $.42              $.24
Diluted income per common share                                             $.51             $.42              $.24
Weighted average common shares outstanding                             2,733,818        2,804,994         2,632,787
Diluted weighted average common shares outstanding                     2,762,343        2,832,683         2,688,583

See accompanying notes to consolidated financial statements.




CENTURY BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
Years ended December 31, 2000, 1999 and 1998
                                                                                                      Other
                                       Common       Additional                      Treasury      comprehensive          Total
                                       stock          paid in        Retained        stock,       income (loss),     Stockholders'
                                     $1.00 par        capital        earnings        at cost        net of tax          Equity
                                                                                                      effect
----------------------------------- ------------- ---------------- -------------- -------------- ----------------- -----------------
----------------------------------- ------------- ---------------- -------------- -------------- ----------------- -----------------
Balance, December 31, 1997             2,209,229      10,695,480        651,646                          (20,829)        13,535,526
Comprehensive income:
Net income                                                              636,884                                             636,884
Unrealized gain on
  investment securities,
  net of tax effect                                                                                       27,269             27,269
----------------------------------- ------------- ---------------- -------------- -------------- ----------------- -----------------
Comprehensive income                                                    636,884                           27,269            664,153
Common stock dividend
  (5% of shares outstanding) -
  112,665 shares                         112,665         781,623       (894,288)
Payments for fractional shares                                           (1,858)                                             (1,858)
Exercise of common stock
  options - 60,831 shares                 60,831         146,546                                                            207,377
Exercise of warrants -
  191,494 shares                         191,494         742,840                                                            934,334
Other                                          -        (22,858)                                                            (22,858)
----------------------------------- ------------- ---------------- -------------- -------------- ----------------- -----------------
Balance, December 31, 1998             2,574,219      12,343,631         392,384                            6,440        15,316,674
----------------------------------- ------------- ---------------- -------------- -------------- ----------------- -----------------
Comprehensive income:
Net income                                                            1,188,622                                            1,188,622
Unrealized gain (loss) on
  investment securities,
  net of tax effect                                                                                     (107,324)          (107,324)
----------------------------------- ------------- ---------------- -------------- -------------- ----------------- -----------------
Comprehensive income                                                  1,188,622                         (107,324)          1,081,298
Common stock dividends:
  declared March 1999 (5%)               129,333         645,705       (775,038)
  declared February 2000 (5%)            136,152         669,054       (805,206)
Payments for fractional shares                                             (762)                                               (762)
Purchase of treasury stock -
  136,500 shares                                                                      (789,863)                            (789,863)
Exercise of common stock
  options- 18,698 shares                  18,698          42,062                                                             60,760
----------------------------------- ------------- ---------------- -------------- -------------- ----------------- -----------------
----------------------------------- ------------- ---------------- -------------- -------------- ----------------- -----------------

Balance, December 31, 1999            $2,858,402     $13,700,452          $    -    $ (789,863)        $(100,884)        $15,668,107
----------------------------------- ------------- ---------------- -------------- -------------- ----------------- -----------------
----------------------------------- ------------- ---------------- -------------- -------------- ----------------- -----------------
Comprehensive income:
Net income                                                            1,401,127                                            1,401,127
Unrealized gain (loss) on
  investment securities,
  net of tax effect                                                                                       330,201            330,201
----------------------------------- ------------- ---------------- -------------- -------------- ----------------- -----------------
----------------------------------- ------------- ---------------- -------------- -------------- ----------------- -----------------
Comprehensive income                                                  1,401,127                           330,201          1,731,328
Purchase of treasury stock -
  6,500 shares                                                                         (38,943)                             (38,943)
Exercise of common stock
  options- 41,349 shares                  41,349         159,616           (961)                                            200,004
----------------------------------- ------------- ---------------- -------------- -------------- ----------------- -----------------
----------------------------------- ------------- ---------------- -------------- -------------- ----------------- -----------------
Balance, December 31, 2000            $2,899,751     $13,860,068      $1,400,166    $ (828,806)         $ 229,317        $17,560,496
----------------------------------- ------------- ---------------- -------------- -------------- ----------------- -----------------

See accompanying notes to consolidated financial statements


CENTURY BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years ended December 31, 2000, 1999 and 1998
                                                                       2000                 1999                 1998
--------------------------------------------------------------- -------------------- -------------------- --------------------
Cash flows from operating activities:
Net income                                                              $1,401,127           $1,188,622         $    636,884
Adjustments to reconcile net income to net cash
    provided by operating activities:
Depreciation and amortization of premises and equipment                    491,175              445,381              471,591
Amortization of deposit premiums                                           348,727              198,052              189,538
Provision for credit losses                                              1,015,000              640,000              620,000
Provision (benefit) for net deferred taxes                                (570,501)             (26,990)              25,715
Gain on sale of securities available-for-sale                             (208,850)                   -              (14,570)
Gain on sale of other real estate owned                                          -                    -              (15,853)
(Increase) decrease in accrued interest receivable                      (1,086,207)            (291,549)             179,606
(Increase) decrease in other assets                                       (121,614)             109,445              (47,062)
Increase in other liabilities                                            1,188,347              621,475               53,032
                                                                -------------------- -------------------- --------------------
Total adjustments                                                        1,056,077            1,695,814            1,461,997
                                                                -------------------- -------------------- --------------------
Net cash provided by operating activities                                2,457,204            2,884,436            2,098,881

Cash flows from investing activities:
Net increase in loans                                                  (55,958,653)         (17,517,607)         (21,438,747)
Net decrease (increase) in interest bearing deposits
    in other banks                                                       19,356,742          (9,819,760)          12,375,722
Purchases of securities available-for-sale                             (53,008,300)         (10,123,682)          (2,872,601)
Purchases of securities held-to-maturity                               (14,578,971)          (3,999,062)          (2,005,882)
Repayments and maturities of securities available-for-sale              12,683,668              274,875            3,196,421
Repayments and maturities of securities held-to-maturity                   156,243              474,196            5,358,436
Proceeds from sale of securities available-for-sale                      8,975,746                    -            6,535,849
Net purchase of leasehold improvements, furniture
    and equipment                                                         (387,728)            (445,278)            (134,976)
Acquisition of deposits, net of assets acquired                         44,924,051            2,901,744                    -
Proceeds from sale of other real estate owned                                    -                    -               67,853
                                                                -------------------- -------------------- --------------------
Net cash (used in) provided by investing activities                    (37,837,202)         (38,254,574)           1,082,075

Cash flows from financing activities:
Net increase in demand, savings, NOW and
    money market deposit accounts                                        7,206,280            4,038,562            3,394,503
Net increase (decrease) in certificates of deposit                      10,561,724           14,265,109           (6,788,259)
Net increase in customer repurchase accounts                            10,358,615            4,999,324            1,359,330
Net (decrease) increase  in other borrowings                           (15,256,026)          15,009,426             (186,813)
Net proceeds from issuance of long-term debt                            10,000,000            6,000,000                    -
Net proceeds from issuance of preferred securities
      of subsidiary trust                                                8,536,000                     -                   -
Repayment of long-term debt                                               (912,275)          (1,211,146)            (910,118)
Purchase of treasury stock                                                 (38,943)            (789,863)                   -
Net proceeds from issuance of common stock                                 200,004               59,998            1,143,150
Other                                                                            -                    -              (26,155)
                                                                -------------------- -------------------- --------------------
Net cash provided by (used in) financing activities                     30,655,379           42,371,410           (2,014,362)
                                                                -------------------- -------------------- --------------------

Net (decrease) increase in cash and cash equivalents                    (4,724,619)           7,001,272            1,166,594
Cash and cash equivalents, beginning of year                            20,237,005           13,235,733           12,069,139
                                                                -------------------- -------------------- --------------------
Cash and cash equivalents, end of year                              $   15,512,386         $ 20,237,005         $ 13,235,733
                                                                -------------------- -------------------- --------------------

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowings                                $8,100,768           $4,823,033         $  4,572,718
Income taxes paid                                                        1,143,366              625,000              300,000
Transfer of loans to other real estate owned                                     -                    -                    -

See accompanying notes to consolidated financial statements.

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2000 and 1999

--------------------------------------------------------------------------------

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The primary business of Century Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, Century National Bank ("Century Bank" or the "Bank") is to attract deposits from individual and corporate customers and to originate loans secured by residential and commercial real estate, business assets, and other personal property. The Company operates primarily in the metropolitan Washington, DC area, and is managed as a single business segment. The Company targets individuals and businesses in professional services as its clientele. The Company is subject to competition from other financial institutions in attracting and retaining deposits and in originating and purchasing loans. The Company and Century Bank are subject to the regulations of certain agencies of the federal government and undergo periodic examinations by those agencies.

Basis of Financial Statement Presentation

The financial statements have been prepared on the accrual basis and in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2000 and 1999

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

Allowance for Credit Losses

The allowance for credit losses is a valuation allowance available for losses incurred on loans. It is established through charges to earnings in the form of provisions for credit losses. Credit losses are charged to the allowance for credit losses when a determination is made that collection is unlikely to occur. Recoveries are credited to the allowance at the time of recovery. The Company will generally charge-off loans after 120 days of delinquency unless adequately collateralized and in the process of collection

         Prior to the beginning of each year, and quarterly during the year, management estimates whether the allowance for credit losses is adequate to absorb losses that are inherent in the existing portfolio. Based on these estimates, an amount is charged to the provision for credit losses to adjust the allowance to a level determined to be adequate to absorb these inherent losses.

         Management's judgment as to the level of future losses on existing loans involves management's internal review of the loan portfolio, including an analysis of the borrowers' current financial position, the consideration of current and anticipated economic conditions and their potential effects on specific borrowers; an evaluation of the existing relationships among loans, potential credit losses, and the present level of the loan loss allowance; and in certain circumstances, results of examinations by independent consultants. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

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

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2000 and 1999

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

         On May 19, 1998, the Company declared a 5 percent stock dividend to common stock shareholders of record as of May 29, 1998, resulting in the issuance of 112,665 shares. On March 28, 1999, the Company declared a 5 percent stock dividend to common stock shareholders of record as of April 28, 1999, resulting in the issuance of 129,333 shares. On February 18, 2000, the Company declared a 5 percent stock dividend to be distributed on April 17, 2000, to shareholders of record as of the close of business on March 15, 2000 resulting in the issuance of 136,152 shares. Weighted average shares outstanding and all income per common share amounts have been restated for the effect of the stock dividends.

Loans Held for Sale

Loans held for sale consists mainly of mortgage loans, which are carried at the lower of cost or market, as determined in the aggregate. Market is determined by commitment prices at the date of the financial statements.

Comprehensive Income

The reporting of comprehensive income requires that certain financial activity normally disclosed in stockholders' equity be reported in the statement of operations as an adjustment to net income in computing comprehensive income. Items generally applicable to the Company include unrealized gains and losses on investment securities available for sale. Comprehensive income is reported in a separate caption in the consolidated statements of stockholders' equity.

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2000 and 1999

--------------------------------------------------------------------------------

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Comprehensive Income, Continued

The reclassification entries for the three years ended December 31, 2000, 1999, and 1998 are as follows:

                                                                              2000          1999          1998
                                                                          ------------- -------------- ------------
Net unrealized holding gains (losses) during the year, net of income
   taxes of $177,800, ($57,790), and $20,220, respectively                   $ 330,201     ($107,324)     $ 36,303
Less: reclassification adjustment for gains included in net income,
   net of income taxes of $5,536 in 1998                                             -              -      (9,034)
                                                                          ------------- -------------- ------------
Net unrealized gains (losses) on investment securities during the year,
   net of income taxes                                                       $ 330,201     ($107,324)     $ 27,269
                                                                          ------------- -------------- ------------


Stock Options

The Company accounts for its stock option plans under the provisions of APB Opinion No. 25 and related interpretations. Accordingly, no compensation expense has been recognized for the plans under SFAS No. 123, "Accounting for Stock-Based Compensation," and the pro forma impact to compensation expense is detailed in Note 9--"Benefit and Incentive Plans."

(2)      INVESTMENT SECURITIES

Investment securities available-for-sale, and their contractual maturities, at December 31, 2000 and 1999 are summarized as follows:

                                                      Amortized       Gross unrealized   Gross unrealized
               December 31, 2000                        cost               gains              losses           Fair value
------------------------------------------------- ------------------ ------------------- ------------------ ------------------
Obligations of U.S. government agencies:
         Within one year                                $14,345,338            $  3,287           $ 28,638       $ 14,319,987
         After one, but within five years                25,044,127             153,825             26,333         25,171,619
         After five but within ten years                  4,602,309             235,806                  -          4,838,115
------------------------------------------------- ------------------ ------------------- ------------------ ------------------
                                                         43,991,774             392,918             54,971         44,329,721
------------------------------------------------- ------------------ ------------------- ------------------ ------------------
Mortgage-backed securities                                1,686,802                 346             29,884          1,657,264
------------------------------------------------- ------------------ ------------------- ------------------ ------------------
Total debt securities                                    45,678,576             393,264             84,855         45,986,985
Equity securities                                         2,529,415              44,386                  -          2,573,801
------------------------------------------------- ------------------ ------------------- ------------------ ------------------
Total investment securities available-for-sale         $ 48,207,991            $437,650            $84,855        $48,560,786
------------------------------------------------- ------------------ ------------------- ------------------ ------------------

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2000 and 1999

--------------------------------------------------------------------------------

(2)      INVESTMENT SECURITIES, CONTINUED

                                                      Amortized       Gross unrealized   Gross unrealized
               December 31, 1999                        cost               gains              losses           Fair value
------------------------------------------------- ------------------ ------------------- ------------------ ------------------
Obligations of U.S. government agencies:
         Within one year                                 $1,999,974             $     -             $  612        $ 1,999,362
         After one, but within five years                10,130,370                   -            122,289         10,008,081
------------------------------------------------- ------------------ ------------------- ------------------ ------------------
                                                         12,130,344                   -            122,901         12,007,443
------------------------------------------------- ------------------ ------------------- ------------------ ------------------
Mortgage-backed securities                                2,016,699                 301             32,606          1,984,394
------------------------------------------------- ------------------ ------------------- ------------------ ------------------
Total debt securities                                    14,147,043                 301            155,507         13,991,837
Equity securities                                         2,503,212                   -                  -          2,503,212
------------------------------------------------- ------------------ ------------------- ------------------ ------------------
Total investment securities available-for-sale         $ 16,650,255              $  301          $ 155,507        $16,495,049
------------------------------------------------- ------------------ ------------------- ------------------ ------------------

Expected maturities may differ from contractual maturities of mortgage-backed securities because borrowers have the right to prepay their obligations at any time.

As a member of the Federal Reserve and Federal Home Loan Bank Systems, Century National Bank is required to hold shares of stock in the Federal Reserve Bank of Richmond and the Federal Home Loan Bank of Atlanta. Those shares, which have no stated maturity, are carried at cost since no active trading markets exist.

Investment securities with a carrying value of $43,312,887 and $14,278,188 at December 31, 2000 and 1999, respectively, were pledged to secure FHLBA borrowings, public deposits, customer repurchase accounts, and other borrowings. Investment securities available for sale with an amortized cost of $8,766,896 were sold for gross proceeds of $8,975,746 resulting in gains of $208,850 in 2000. Investment securities available for sale with an amortized cost of $6,521,279 were sold for gross proceeds of $6,535,849 resulting in gains of $14,570 in 1998. No investment securities were sold during 1999.

Investment securities held-to-maturity at December 31, 2000 and 1999 are summarized as follows:

                                                           Amortized       Gross unrealized   Gross unrealized
                  December 31, 2000                          cost               gains              losses           Fair value
------------------------------------------------------ ------------------ ------------------- ------------------ ------------------
Obligations of U.S. government agencies:
         After one, but within five years                    $ 5,999,326        $     31,250             $    -        $ 6,030,576
------------------------------------------------------ ------------------ ------------------- ------------------ ------------------
State, County and Municipal:
         After five, but within ten years                      1,090,617              80,081                  -          1,170,698
         After ten years                                       7,183,792             509,139              9,790          7,683,141
------------------------------------------------------ ------------------ ------------------- ------------------ ------------------
                                                               8,274,409             589,220              9,790          8,853,839
------------------------------------------------------ ------------------ ------------------- ------------------ ------------------
Mortgage-backed securities                                     1,788,917                 286             22,117          1,767,086
------------------------------------------------------ ------------------ ------------------- ------------------ ------------------
Other:   After ten years                                       4,326,479             185,752                  -          4,512,231
------------------------------------------------------ ------------------ ------------------- ------------------ ------------------
Total investment securities held-to-maturity                $ 20,389,131            $806,508           $ 31,907       $ 21,163,732
------------------------------------------------------ ------------------ ------------------- ------------------ ------------------


                                                           Amortized       Gross unrealized   Gross unrealized
                  December 31, 1999                          cost               gains              losses           Fair value
------------------------------------------------------ ------------------ ------------------- ------------------ ------------------
Obligations of U.S. Treasury, municipals, and
    government agencies:
         Within one year                                     $ 3,999,138             $     -           $ 37,572        $ 3,961,566
         After ten years                                       1,967,265                 260             91,224          1,876,301
------------------------------------------------------ ------------------ ------------------- ------------------ ------------------
Total investment securities held-to-maturity                 $ 5,966,403                $260          $ 128,796        $ 5,837,867
------------------------------------------------------ ------------------ ------------------- ------------------ ------------------

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2000 and 1999

--------------------------------------------------------------------------------

(3)      LOANS RECEIVABLE

The loan portfolio consists of the following:

                                                  December 31,
                                      --------------------------------------
                                             2000                1999
                                      ------------------ -------------------

Commercial                                $40,867,238         $37,584,578

Real estate - residential                  33,164,561          27,560,404

Real estate - commercial                   76,476,775          48,241,506

Real estate - construction                 10,742,748           4,425,278

Consumer                                   10,701,019          10,612,630

Home equity                                24,786,325           9,724,453
                                      ------------------ -------------------
                                          196,738,664         138,148,849
   Unearned income and deferred costs         189,998             (72,363)
                                      ------------------ -------------------
                                          196,928,652         138,076,486
Allowance for credit losses                (1,992,837)         (1,518,911)
                                      ------------------ -------------------
Loans, net                              $ 194,935,815       $ 136,557,575
                                      ------------------ -------------------



         Loans on which the accrual of interest has been discontinued, and which are considered impaired, amounted to approximately $633,000, $515,000, and $1,163,000, at December 31, 2000, 1999, and 1998, respectively. The average balance of impaired loans amounted to $889,000 and $727,000 for the years ended December 31, 2000 and 1999, respectively. Interest lost on nonaccrual loans was $144,000, $24,000, and $26,000 for 2000, 1999, and 1998, respectively. The
Company received interest payments on nonaccrual loans amounting to approximately $32,000, $68,000 and $100,000 for 2000, 1999 and 1998. The
specific allowance for credit losses related to these impaired loans was $64,000 and $203,000 at December 31, 2000 and 1999, respectively.

         Analysis of the activity in the allowance for credit losses is as follows:

                                                                       Year Ended December 31,
                                                       ---------------------------------------------------------
                                                             2000                1999               1998
                                                       ------------------ ------------------- ------------------
Balance, beginning of year                                  $ 1,518,911         $ 1,128,147          $ 887,046

Provision for credit losses                                   1,015,000             640,000            620,000

Loans charged off                                              (600,836)           (270,341)          (486,916)
Recoveries                                                       59,762              21,105            108,017
                                                       ------------------ ------------------- ------------------
Net charge-offs                                                (541,074)           (249,236)          (378,899)
                                                       ------------------ ------------------- ------------------

Balance, end of year                                         $1,992,837          $1,518,911         $1,128,147
                                                       ------------------ ------------------- ------------------

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2000 and 1999

--------------------------------------------------------------------------------

(3)      LOANS RECEIVABLE, CONTINUED

         The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and financial guarantees. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
         Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party. The majority of these guarantees extend until satisfactory completion of the customer's contractual obligations. All standby letters of credit outstanding at December 31, 2000 are collateralized.
         Those instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Credit risk is defined as the possibility of sustaining a loss because the other parties to a financial instrument failed to perform in accordance with the terms of the contract. The Company's maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amounts of those instruments.

                                                     Contractual or
                                                    notional amount
                                                         as of
                                                      December 31,
                                         --------------------------------------
                                                2000                1999
                                         ------------------ -------------------
Financial instruments whose contract amounts
  represent potential credit risk:
         Commitments to extend credit         $47,146,000         $31,873,000
         Standby letters of credit              2,369,000           2,818,000

         At December 31, 2000, the Company did not have any financial instruments whose notional or contractual amounts exceed the amount of credit risk. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Company evaluates each customer's creditworthiness on a case-by-case basis and requires collateral to support financial instruments when deemed necessary. The amount of collateral obtained upon extension of credit is based on management's evaluation of the counterparty. Collateral held varies but may include deposits held by the Company; marketable securities; accounts receivable; inventory; property, plant and equipment; and income-producing commercial properties.

         Most of the Company's business activity is with customers located in the District of Columbia, Maryland, and Northern Virginia. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in conditions in these markets. Industry concentrations in excess of 10 percent of total loans where the borrowers as a group might be affected similarly by economic changes consist of loans to members of the legal profession and the health care profession. Century Bank offers lines of credit, home equity lines, and mortgage loans to these groups. The aggregate total of loans to such groups was approximately $20.4 million and $12.9 million, respectively, as of December 31, 2000. The aggregate total of loans to such groups was approximately $24.2 million and $13.2 million, respectively, as of December 31, 1999. The amount of such loans which are past due or considered by management to be potential problem loans is not material.

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2000 and 1999

--------------------------------------------------------------------------------

(4)      RELATED PARTIES

An analysis of the activity of loans to directors, officers, and their affiliates during the years ended December 31, 2000 and 1999, is as follows:

                                                Year Ended December 31,
                                                2000                1999
                                         ------------------ -------------------

Balance, beginning of year                  $ 3,251,640         $ 3,390,254

Additions                                        18,300              17,000
Payments                                       (408,388)           (155,614)
                                         ------------------ -------------------

Balance, end of year                         $ 2,861,552         $ 3,251,640
                                         ------------------ -------------------

         In the opinion of management, all transactions entered into between the Company and such related parties have been and are in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons. Unfunded commitments to related parties totaled approximately $3,114,000 and $956,000 at December 31, 2000 and 1999,
respectively.

         Also, included in professional fees are legal fees paid to law firms whose partners are directors of the Company or the Bank, totaling $368,000, $117,000, and $270,000 for the years ended December 31, 2000, 1999, and 1998, respectively.


(5)      LEASEHOLD IMPROVEMENTS, FURNITURE, AND EQUIPMENT

Leasehold improvements, furniture, and equipment consist of the following:

                                                     December 31,
                                              2000                1999
                                         ------------------ -------------------

Leasehold improvements                       $2,503,987          $1,497,339
Furniture and equipment                       3,752,923           3,371,492
                                         ------------------ -------------------
                                              6,256,910           4,868,831
Less accumulated depreciation and
  amortization                               (3,987,740)         (3,496,564)
                                         ------------------ -------------------

Balance, end of year                          $2,269,170          $1,372,267
                                         ------------------ -------------------

         Depreciation and amortization expense for leasehold improvements, furniture and equipment was $491,175, $445,381, and $471,591 for 2000, 1999, and
1998, respectively.

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2000 and 1999

--------------------------------------------------------------------------------

(6)      DEPOSITS

Major classifications of deposits consist of the following:
                                                        December 31,
                                                 2000                1999
                                             ---------------    ----------------

Noninterest-bearing - demand deposits            $47,245,740      $36,571,508

Interest-bearing:
    NOW accounts                                  28,103,562       23,112,258
    Savings accounts                              25,472,369       20,572,494
    Money market accounts                         23,324,826       19,677,736
    Certificates of deposit--less than $100,000   53,261,446       27,864,994
    Certificates of deposit--$100,000 and over    47,287,407       26,100,740
                                              --------------    ----------------
Total interest-bearing                           177,449,610      117,328,222
                                              --------------    ----------------

Total deposits                                 $ 224,695,350    $ 153,899,730
                                              --------------    ----------------

         Certificates of deposit of $89,270,906 have remaining maturities of one year or less as of December 31, 2000. Certificates of deposit with a remaining term of more than one year as of December 31, 2000, are as follows:

     Year Ending December 31,
--------------------------------
2002                 $10,994,406
2003                     283,541
                    ------------
Total               $ 11,277,947
                    ------------

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2000 and 1999

--------------------------------------------------------------------------------

(7)      OTHER BORROWINGS

Other borrowings  consist of advances from the Federal Home Loan Bank of Atlanta
(FHLB), deposits received in the Bank's U.S. Treasury Tax and Loan Account, and securities sold under repurchase agreements. Balances outstanding are shown below:

                                                                       Year Ended December 31,
                                                       ---------------------------------------------------------
                                                             2000                1999               1998
                                                       ------------------ ------------------- ------------------
Federal Home Loan Bank:
    Ending balance                                         $ 20,389,080        $ 26,301,355        $ 6,512,501
    Daily average balance for the period                     17,795,724          11,031,064          6,911,185
    Maximum outstanding balance at a month-end               20,896,384          38,855,191          7,221,812
    Daily average interest rate for the period                     6.39%               6.25%              6.81%
    Average interest rate on period end balance                    6.36                5.21               6.74

Treasury Tax and Loan Account
    Ending balance                                             $342,842            $598,868           $589,410
    Daily average balance for the period                        402,936             356,978            360,645
    Maximum outstanding balance at a month-end                  629,576             598,868          2,101,044
    Daily average interest rate for the period                     5.72%               4.27%              4.79%
    Average interest rate on period end balance                    6.92                4.56               4.45

Securities sold under repurchase agreements
    Ending balance                                          $16,717,269         $ 6,358,654        $ 1,359,330
    Daily average balance for the period                     13,637,500           3,256,330            264,329
    Maximum outstanding balance at a month-end               25,408,676           6,358,654          1,359,330
    Daily average interest rate for the period                     5.39%               4.23%              4.72%
    Average interest rate on period end balance                    5.47                4.42               4.72


         The balance of FHLB advances with original maturities in excess of one year are summarized as follows:
                                                       December 31,
                                          --------------------------------------
                                                 2000             1999
                                          ------------------ -------------------
6.85% fixed rate, due 2001                    $ 300,000          $  300,000
6.57% fixed rate, due 2001                      400,000             800,000
6.66% fixed rate, due 2002                      800,000           1,200,000
6.30% fixed rate, due 2006                      800,000             800,000
7.34% fixed rate, due 2006                    1,000,000           1,000,000
6.94% fixed rate, due 2006                      550,000             650,000
6.62% fixed rate, due 2017                      539,080             551,355
5.01% fixed rate, due 2004                    3,000,000           3,000,000
Variable rate, due 2004                       3,000,000           3,000,000
6.18% fixed rate, due 2010                    5,000,000                   -
6.69% fixed rate, due 2010                    5,000,000                   -
                                          ------------------ -------------------
                                           $ 20,389,080        $ 11,301,355
                                          ------------------ -------------------

As of December 31, 2000, the Bank has been advised by the FHLB that it has a total credit availability of $58.3 million based on 20% of the Bank's total assets of $291.7 million as of December 31, 2000. The Bank is authorized to borrow funds secured by residential mortgage loans and other collateral. The credit availability does not represent a firm commitment by the FHLB. Rather, it is the FHLB's assessment of what the Bank could borrow given the Bank's current financial condition. The credit availability is subject to change at any time based upon the Bank's financial condition and that of the FHLB, as well as changes in FHLB policies or Congressional mandates. At December 31, 2000, the balance of advances payable to the FHLB was $20.4 million and the credit available from the FHLB was $37.9 million.

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2000 and 1999

--------------------------------------------------------------------------------


(7) OTHER BORROWINGS, CONTINUED

         In connection with its borrowings from the FHLB, the Bank is required to own FHLB stock. At December 31, 2000, the Bank's investment in FHLB stock had a par and carrying value of $1,044,900 and was automatically pledged against FHLB advances.

Preferred Securities of Subsidiary Trust

    Transaction Structure

         During the first quarter of 2000, the Company formed a new, wholly owned statutory business trust, Century Capital Trust I (the "Trust"), which issued $8.8 million of capital securities (the "Capital Securities") to a third party and received net cash proceeds of $8.536 million after considering the underwriters discount. The Trust invested the proceeds in an equivalent amount of junior subordinated debt securities of the Company bearing an interest rate equal to the rate on the Capital Securities. These debt securities, which are the only assets of the Trust, are subordinate and junior in right of payment to all present and future senior indebtedness (as defined in the indenture) and certain other financial obligations of the Company. The Company has fully and unconditionally guaranteed the Trust's obligations under the Capital Securities.

         For financial reporting purposes, the Trust is treated as a subsidiary of the Company and consolidated in the corporate financial statements. The Capital Securities are presented as a separate category of long-term debt on the Consolidated Statements of Financial Condition entitled " Preferred Securities of Subsidiary Trust." The Capital Securities are not included as a component of stockholders' equity in the Consolidated Statements of Financial Condition. For regulatory purposes, however, the Federal Reserve Board treats the Capital Securities as Tier I or Tier 2 capital.

         The Capital Securities pay cash dividends semiannually at an annual rate of 10.875% of the liquidation preference. Dividends to the holders of the Capital Securities are included in interest expense, within the category entitled "Interest on borrowings." Under the provisions of the subordinated debt, the Company has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative.

         Subject to the prior approval of the Federal Reserve Board, the Capital Securities, the assets of the Trust, and the common securities issued by the Trust are redeemable at the option of the Company in whole or in part on or after March 8, 2010, or at any time, in whole but not in part, from the date of issuance, upon the occurrence of certain events.


(8)      STOCKHOLDERS' EQUITY

         Common Stock

The Company is authorized to issue 10 million shares of Common Stock, par value $1.00. At December 31, 2000, the Company had 2,899,751 shares issued and 143,000 shares of treasury stock.

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2000 and 1999

--------------------------------------------------------------------------------

(8)      STOCKHOLDERS' EQUITY CONTINUED

         Income Per Common Share
The calculation of basic income per common share and diluted income per common share is detailed below:

                                                                        Years Ended December 31,
                                                           ---------------------------------------------------
                                                                2000              1999             1998
                                                           ---------------- ----------------- ----------------
Basic Income Per Share:
Net income                                                     $ 1,401,127       $ 1,188,622        $ 636,884

Weighted average common shares outstanding                       2,733,818         2,804,994        2,632,787
                                                           ---------------- ----------------- ----------------
Basic income per share                                               $0.51             $0.42            $0.24

Diluted Income Per Share:
Net income                                                     $ 1,401,127       $ 1,188,622        $ 636,884

Weighted average common shares outstanding                       2,733,818         2,804,994        2,632,787
Dilutive effect of stock options                                    28,525            27,689           55,796
                                                           ---------------- ----------------- ----------------
Diluted weighted average
  common shares outstanding                                      2,762,343         2,832,683        2,688,583
                                                           ---------------- ----------------- ----------------
Diluted income per share                                             $0.51             $0.42            $0.24


(9)      BENEFIT AND INCENTIVE PLANS

         Deferred Compensation Plan

The Company has a deferred compensation plan for its board of directors and Century Bank's board of directors, with certain limitations. Each director may elect to enter into an agreement in lieu of receiving director's fees in cash. The agreements generally provide for the purchase of life insurance for each participating director and the payment of a retirement benefit for 15 years after retirement, with certain death provisions. The retirement benefit granted under the agreement vests pursuant to a schedule, with 20% of the benefit vesting each year over a five-year period. As of December 31, 2000, the net present value of the deferred compensation liability for all directors totaled approximately $1.0 million, compared with $794,000 for 1999. Expenses related to the deferred compensation program totaled $223,000 for 2000, $120,000 for 1999, and $108,000 for 1998.

         Stock Option Plans

Pursuant to the Century Bancshares, Inc. 2000 Stock Awards Plan ("2000 Plan") the Company reserved 500,000 shares of its common stock for the issuance of incentive stock options and nonqualified stock options to directors and key employees. As of December 31, 2000, 154,631 shares are reserved for outstanding options and 345,369 shares are reserved for future option grants. These options are granted for terms of up to 10 years, with directors having immediate vesting and employees vesting 25 percent (of the original grant) after each six, eighteen, thirty and forty-two month periods of continued service.

         Pursuant to the Century Bancshares, Inc. 1994 Stock Option Plan ("1994 Plan") the Company reserved 350,000 shares of its common stock for the issuance of incentive stock options and nonqualified stock options to directors and key employees. As of December 31, 2000, after adjusting for stock dividends and stock option activity, there are 313,853 shares of stock reserved for issuance pursuant to the 1994 Plan, of which 300,142 shares are reserved for outstanding options and 13,711 shares are reserved for future option grants. These options are granted for terms of up to 10 years, with directors having immediate vesting and employees vesting 25 percent (of the original grant) after each six, eighteen, thirty and forty-two month periods of continued service.

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2000 and 1999

--------------------------------------------------------------------------------

(9)      BENEFIT AND INCENTIVE PLANS

         Stock Option Plans Continued

         The number of shares subject to any outstanding options, the exercise price per share, and the number of shares reserved for the issuance of future options have been appropriately and equitably adjusted for stock dividends issued, pursuant to the stock option plans, so as to maintain the proportionate number of shares without changing the aggregate option price. In the tables below, the shares and prices per share have been adjusted to reflect the stock dividends.

         Stock option transactions for the years ended December 31, 2000, 1999, and 1998, are summarized as follows:

                                                 2000                           1999                            1998
                                      ---------------------------    ---------------------------     ---------------------------
                                                      Weighted                       Weighted                        Weighted
                                                      Average                        Average                         average
                                                      Exercise                       Exercise                        exercise
Fixed options                            Shares        Price            Shares        Price             Shares        price
------------------------------------- ------------- -------------    ------------- -------------     ------------- -------------
Outstanding at beginning of year          353,301          $5.94         236,940          $5.75          202,748          $4.04
Granted                                   171,959           6.09         150,329           5.92          110,140           7.45
Exercised                                 (41,349)          4.83         (19,633)          3.10          (67,067)          3.11
Forfeited                                 (29,138)          6.49         (14,335)          6.65           (8,881)          8.61
------------------------------------- ------------- ------------- -- ------------- ------------- --- ------------- -------------
Outstanding at end of year                454,773          $6.07         353,301          $5.94          236,940          $5.75
------------------------------------- ------------- ------------- -- ------------- ------------- --- ------------- -------------

Options exercisable at year-end           265,103          $6.05         208,544          $5.77          148,688          $5.24
Weighted average fair value of
    options granted                         $3.77                          $3.11                           $3.89


         The  following  table  summarizes   information   about  stock  options
outstanding at December 31, 2000:


                                                       Options outstanding         Options exercisable
                                                    --------------------------- ---------------------------
                                                      Weighted
                                                      average       Weighted                    Weighted
                                         Number      remaining      average                     average
                                       of options   contractual     exercise       Number       exercise
Range of exercise prices              outstanding     (years)        price      exercisable      Price
------------------------------------- ------------- ------------- ------------- ------------- -------------
$3.48 to $4.00                              14,870      0.4              $3.48        14,870         $3.48
$4.01 to $5.00                              34,674      3.7               4.72        34,674          4.72
$5.01 to $6.00                             194,475      8.2               5.92       121,766          5.92
$6.01 to $7.00                             168,611      9.5               6.09        57,335          6.13
$8.01 to $9.00                              27,094      7.6               8.44        24,593          8.44
$9.01 to $9.39                              15,049      7.3               9.19        11,865          9.19
------------------------------------- ------------- ------------- ------------- ------------- -------------
$3.48 to $9.39                             454,773      8.0              $6.07       265,103         $6.05
------------------------------------- ------------- ------------- ------------- ------------- -------------


         The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998, respectively: no dividends for any year, expected volatility of 50 percent for 2000, 39 percent for 1999, and 28 percent for 1998, risk free interest rates of 6.0 percent for 2000, 5.9 percent for 1999, and 5.4 percent for 1998, along with expected lives of 7 years for 2000, 1999 and 1998.

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2000 and 1999

--------------------------------------------------------------------------------

(9)      BENEFIT AND INCENTIVE PLANS

         Stock Option Plans Continued

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

                                                             2000                1999               1998
                                                       ------------------ ------------------- ------------------
Net income, as reported                                       $1,401,127          $1,188,622           $636,884
Net income, pro forma                                          1,184,416           1,020,982            519,502
Diluted earnings per share, as reported                              .51                 .42                .24
Diluted earnings per share, pro forma                                .43                 .36                .19

         Pro forma net income reflects only options granted in 2000, 1999 and 1998. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options vesting period and compensation costs for options granted prior to January 1, 1998 are not considered.


         Employee Benefit Plan

The Company maintains a 401(k) plan which covers substantially all employees. Participants may contribute up to 15 percent of their compensation, subject to certain limitations imposed by the Internal Revenue Service. Beginning in the year 2000 the Company changed its matching formula to allow up to 7% of the participants compensation contributed to the Plan based on a specific formula. Prior to 2000, the Company made matching contributions of one-half of up to 6 percent of participants' compensation contributed to the Plan. The Company's matching contributions totaled approximately $95,000 for 2000, $95,000 for 1999 and $38,000 for 1998.

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2000 and 1999

--------------------------------------------------------------------------------

(10)     INCOME TAXES

The provision for taxes on income for the years ended December 31, 2000, 1999, and 1998, consisted of the following:

                                                             2000                1999               1998
                                                       ------------------ ------------------- ------------------
Current federal income tax                                   $1,210,339            $617,898           $328,429
Current state income tax                                        251,918             138,305                747
                                                       ------------------ ------------------- ------------------
    Total current income tax                                  1,462,257             756,203            329,176

Deferred Federal income tax benefit                            (480,422)            (21,696)           (15,915)
Deferred state income tax expense (benefit)                     (90,079)             (5,294)            41,630
                                                       ------------------ ------------------- ------------------
    Total deferred income tax expense (benefit)                (570,501)            (26,990)            25,715
                                                       ------------------ ------------------- ------------------
Total income tax                                               $891,756            $729,213           $354,891
                                                       ------------------ ------------------- ------------------

         The difference between the statutory federal income tax rates and the effective income tax rates for 2000, 1999, and 1998, are as follows:

                                                             2000                1999               1998
------------------------------------------------------ ------------------ ------------------- ------------------
Statutory federal income tax rate                                 34.0 %              34.0 %             34.0 %
State income taxes, net of federal benefit                         4.7                 4.6                2.8
Nondeductible expenses                                             7.0                 0.5                1.1
Other                                                             (6.8)               (1.1)              (2.1)
------------------------------------------------------ ------------------ ------------------- ------------------
Effective income tax rate                                         38.9 %              38.0 %             35.8 %
------------------------------------------------------ ------------------ ------------------- ------------------


         The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999:

                                                                               2000             1999
                                                                         ----------------- ----------------
Assets:
Fixed assets                                                                    $ 139,598        $ 120,627
Bad debts                                                                         521,588          194,691
Deferred rent expense                                                               4,898           85,288
Deferred loan fees                                                                 39,116           24,957
Vacation pay accrual                                                                9,690           15,200
Directors' deferred compensation                                                  380,880          301,884
Intangibles                                                                       122,711           68,853
                                                                         ----------------- ----------------
Deferred tax assets                                                             1,218,481          811,500
Liabilities:
Federal Home Loan Bank stock dividends                                            (4,925)         (11,484)
Unrealized (gains) losses on investments designated as
    available-for-sale charged to stockholders' equity                          (123,478)           54,322
Other                                                                              55,123         (86,445)
                                                                         ----------------- ----------------
Deferred tax liabilities                                                         (73,280)         (43,607)
                                                                         ----------------- ----------------
Net deferred tax asset                                                         $1,145,201        $ 767,893
                                                                         ----------------- ----------------


         Net deferred tax assets of $1,145,201 and $767,893 at December 31, 2000 and 1999, respectively, are included in other assets. The Company has not established a valuation allowance for deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not some portion or all of the deferred tax assets will not be realized. Based on the level of historical taxable income during the carryback period and the reversal of certain deferred tax liabilities, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2000 and 1999

--------------------------------------------------------------------------------

(11)     RESERVE BALANCES, FUNDS RESTRICTION, COMMITMENTS AND CONTINGENCIES

         Reserve Balances

Under Federal Reserve Board regulations, banks are required to maintain cash reserves against certain categories of deposit liabilities. Cash balances qualified to meet these reserve requirements consist of vault cash and balances on deposit with the Federal Reserve Bank. Such restricted cash balances are included in "Cash and due from banks" in the consolidated statements of financial condition and were approximately $1.6 million and $1.8 million at year-end 2000 and 1999, respectively.

         Funds Restrictions

Dividends paid to the Company by Century National Bank are subject to restrictions by regulatory agencies. As of December 31, 2000, approximately $3.0 million was available to be paid to the Company in dividends from Century National Bank, pursuant to such regulatory restrictions. As described in Note 12--Capital and Liquidity, regulatory agencies have established laws and guidelines with respect to the maintenance of appropriate levels of bank capital that could further limit the amount available for payment of dividends by Century Bank under regulatory restrictions if applied in the future.


         Commitments and Contingencies

The Company leases its banking facilities under operating leases providing for payment of fixed rentals and providing for pass-through of certain landlord expenses, with options to renew. Rental expense was approximately $698,000, $557,000, and $548,000, for the years ended December 31, 2000, 1999, and 1998, respectively. Total future minimum rental payments at December 31, 2000, are as follows:

       Year Ending December 31,
--------------------------------------- -----------------
2001                                       $     816,000
2002                                             632,000
2003                                             533,000
2004                                             384,000
2005                                             320,000
Thereafter                                     2,121,000
                                        -----------------
Total                                         $4,806,000
                                        -----------------

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2000 and 1999

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

         Quantitative measures established by regulation to ensure capital adequacy require the Company and Century Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

         As of December 31, 2000, the most recent notification from the OCC categorized Century National Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Century National Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's category.

         The following tables present the actual and required capital information for the Company and Century National Bank:
                                                                                                        To be well
                                                                                                    capitalized under
                                                                               For capital          prompt corrective
                                                        Actual              Adequacy purposes       action provisions
                                               ------------------------- ------------------------ -----------------------
                                                 Amount        Ratio        Amount       Ratio      Amount       Ratio
---------------------------------------------- ------------ ------------ ------------- ---------- ------------ ----------

As of December 31, 2000
Total Capital (to Risk Weighted Assets):
    Century Bancshares, Inc.                   $23,146,308       10.72%   $17,274,575      8.00%          n/a        n/a
    Century National Bank                       22,176,546       10.29%    17,246,411      8.00%  $21,558,014     10.00%

Tier 1 Capital (to Risk Weighted Assets):
    Century Bancshares, Inc.                    18,130,850        8.40%     8,637,287      4.00%          n/a        n/a
    Century National Bank                       14,683,709        6.81%     8,623,206      4.00%   12,934,808      6.00%

Tier 1 Capital (to Average Assets):
    Century Bancshares, Inc.                    18,130,850        6.36%    11,401,373      4.00%          n/a        n/a
    Century National Bank                       14,683,709        5.16%    11,373,813      4.00%   14,217,267      5.00%


CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2000 and 1999

--------------------------------------------------------------------------------

(12)     CAPITAL AND LIQUIDITY, CONTINUED

                                                                                                       To be well
                                                                                                    capitalized under
                                                                              For capital           prompt corrective
                                                       Actual              adequacy purposes        action provisions
                                              -------------------------- ----------------------- ------------------------
                                                 Amount        Ratio       Amount       Ratio      Amount       Ratio
--------------------------------------------- ------------- ------------ ------------ ---------- ------------ -----------
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


CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2000 and 1999

--------------------------------------------------------------------------------

(13)     PARENT COMPANY-ONLY FINANCIAL STATEMENTS

The Century Bancshares, Inc. (parent company-only) condensed financial statements are as follows:

                        Statements of Financial Condition
                           December 31, 2000 and 1999

                                                2000                 1999
                                       -------------------- --------------------
Assets
Cash and cash equivalents                  $    859,945         $    739,944
Investment in Century Bank                   19,891,695           14,907,344
Investment in subordinated debenture
 of Century Bank                              5,500,000                    -
Other assets                                    352,044               91,462
                                       -------------------- --------------------
    Total Assets                            $26,603,684          $15,738,750
                                       -------------------- --------------------

Liabilities and Stockholders' Equity
Liabilities:
Preferred securities of subsidiary trust    $ 8,800,000              $     -
Other liabilities                               243,188               70,643
                                       -------------------- --------------------
    Total Liabilities                         9,043,188               70,643
Stockholders' Equity:
Common stock                                  2,899,751            2,858,402
Additional paid-in capital                   13,860,068           13,700,452
Retained earnings                             1,400,166                    -
Treasury stock, at cost                        (828,806)            (789,863)
Accumulated other comprehensive income
 (loss), net of tax effect                      229,317             (100,884)
                                       -------------------- --------------------
    Total Stockholders' Equity               17,560,496           15,668,107

                                       -------------------- --------------------
    Total Liabilities and Stockholders'
      Equity                                $26,603,684          $15,738,750
                                       -------------------- --------------------


                            Statements of Operations
                  Years Ended December 31, 2000, 1999 and 1998

                                                                      2000               1999               1998
                                                               ------------------- ----------------- --------------------
Income:
Interest income                                                         $ 326,730          $ 49,539             $ 96,846
Other income                                                               37,250               129                    -
                                                               ------------------- ----------------- --------------------
    Total Income                                                          363,980            49,668               96,846

Expense:
Interest expense                                                          739,017                 -                    -
Other expenses                                                              8,333            41,487               26,657
                                                               ------------------- ----------------- --------------------
    Total Expense                                                         747,350            41,487               26,657
                                                               ------------------- ----------------- --------------------
Net income (loss) before income tax expense (benefit) and
    equity in undistributed earnings of bank subsidiary                 (383,370)             8,181               70,189
Income tax expense (benefit)                                            (130,346)             3,109               26,670
                                                               ------------------- ----------------- --------------------
Net income (loss) before equity in undistributed
    earnings of bank subsidiary                                         (253,024)             5,072               43,519
Equity in undistributed earnings of Century Bank                        1,654,151         1,183,550              593,365
                                                               ------------------- ----------------- --------------------
Net income                                                             $1,401,127        $1,188,622             $636,884
                                                               ------------------- ----------------- --------------------

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2000 and 1999

--------------------------------------------------------------------------------

(13)     PARENT COMPANY-ONLY FINANCIAL STATEMENTS, CONTINUED

                            Statements of Cash Flows
                  Years ended December 31, 2000, 1999 and 1998

                                                                  2000                 1999                 1998
                                                           -------------------- -------------------- --------------------
Cash flows from operating activities:
Net income                                                      $   1,401,127        $   1,188,622          $   636,884
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Undistributed earnings of subsidiary                             (1,654,151)          (1,183,550)            (593,365)
  Decrease in other assets                                               3,419                   -                    -
  Increase (decrease) in other liabilities                             172,545                6,336            (243,526)
                                                           -------------------- -------------------- --------------------
Net cash provided by (used in) operating activities                   (77,060)               11,408            (200,007)

Cash flows from investing activities:
Capital contributions to subsidiary bank                           (3,000,000)            (500,000)          (2,000,000)
Purchase of subordinated debt                                      (5,500,000)
                                                           -------------------- -------------------- --------------------
Net cash used in investing activities                              (8,500,000)            (500,000)          (2,000,000)

Cash flows from financing activities:
Net proceeds from issuance of common stock                            200,004               59,998            1,139,853
Purchase of treasury stock                                            (38,943)            (789,863)                   -
Net proceeds from issuance of preferred securities
   of subsidiary trust                                              8,536,000                    -                    -
Other                                                                       -                    -              (22,858)
                                                           -------------------- -------------------- --------------------
Net cash provided (used) by financing activities                    8,697,061            (729,865)            1,116,995

                                                           -------------------- -------------------- --------------------
Net increase (decrease) in cash and cash equivalents                  120,001           (1,218,457)          (1,083,012)
Cash and cash equivalents, beginning of year                          739,944            1,958,401            3,041,413
                                                           -------------------- -------------------- --------------------
Cash and cash equivalents, end of year                              $ 859,945        $    739,944           $ 1,958,401
                                                           -------------------- -------------------- --------------------

Supplemental disclosures of cash flow information:
Interest paid                                                       $ 438,625          $         -          $         -
Income taxes paid                                                           -                    -                    -


CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2000 and 1999

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

Investment Securities: For these instruments, fair values are based on publish-ed market or dealer quotes.

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

The estimated fair values of the Company's financial instruments at December 31, 2000 and 1999 are as follows:

                                                              2000                               1999
                                                ---------------------------------- ----------------------------------
                                                    Carrying           Fair            Carrying           Fair
                                                     Value             Value            Value             Value
                                                ----------------- ---------------- ----------------- ----------------
Financial Assets:
Cash and due from banks                            $  10,011,899    $  10,011,899      $  9,222,005     $  9,222,005
Federal funds sold                                     5,500,487        5,500,487        11,015,000       11,015,000
Interest bearing deposits with other banks               310,333          310,333        19,667,075       19,667,075
Investment securities                                 68,949,917       69,724,518        22,461,452       22,332,916
Loans, net of unearned income                        196,928,652      201,231,276       138,076,486      137,971,456

Financial Liabilities:
Noninterest-bearing deposits                        $ 47,245,740     $ 47,245,740      $ 36,571,508     $ 36,571,508
Interest-bearing deposits                            177,449,610      178,239,038       117,328,222      116,960,892
Other borrowings                                      46,249,191       45,865,970        33,258,877       33,283,547

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2000 and 1999

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

         In August 2000, the Company assumed $51.8 million of deposit liabilities, purchased $3.4 million of mortgage loans and $1.0 million of fixed assets, and recorded $3.4 million of intangible assets related to the purchase of the Reston Branch of Resource Bank located in Fairfax County, Virginia. The intangible assets are being amortized over the estimated 10 year life of the deposit account relationship on a straight-line basis. In connection with the transaction, the Company also assumed the lease for the branch location at 1498 North Point Village Center in Reston, Virginia. The premises consist of approximately 2,500 square feet, which is under lease through 2013, with additional options to renew for two successive terms of five years each.

         On March 15, 2001, Century consummated its merger with GrandBanc, Inc. (OTC:GDBC) in a stock-for-stock exchange valued at $9.4 million. Shareholders of GrandBanc, Inc. received .3318 shares of the Company's common stock for each of the 4,049,665 shares of GrandBanc, Inc. common stock and cash in lieu of each fractional share at the rate of $6.9375. The merger was accounted for as a pooling of interests. GrandBanc, Inc., which had $118.0 million in total assets at December 31, 2000, is the parent holding company of GrandBank, a Maryland chartered commercial bank headquartered in Rockville, Maryland which operates four banking offices in Montgomery County, Maryland and one banking office in Alexandria, Virginia.

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2000 and 1999

--------------------------------------------------------------------------------

(15)     ACQUISITIONS AND INTANGIBLES-CONTINUED

The following table presents certain unaudited pro forma financial information for the periods preceding the merger:

                                      2000             1999            1998
Gross Revenue:
   Century Bancshares, Inc.           $21,470           $9,893         $7,921
   GrandBanc, Inc.                      4,665            4,656          4,829
                               ----------------- ---------------- --------------
Pro Forma combined                    $26,135          $14,549        $12,750
                               ----------------- ---------------- --------------

Net income:
   Century Bancshares, Inc.           $ 1,401          $ 1,189          $ 637
   GrandBanc, Inc.                       (357)            (270)             99
                               ----------------- ---------------- --------------
Pro forma combined                    $ 1,044            $ 919          $ 736
                               ----------------- ---------------- --------------

Basic income per common share
   Century Bancshares, Inc.            $ 0.51           $ 0.42         $ 0.24
   GrandBanc, Inc.                      (0.09)           (0.07)           0.02
                               ----------------- ---------------- --------------
Pro forma combined                     $ 0.26           $ 0.22         $ 0.19
                               ----------------- ---------------- --------------

Diluted income per common share
   Century Bancshares, Inc.             $ 0.51           $ 0.42         $ 0.24
   GrandBanc, Inc.                       (0.09)           (0.07)           0.02
                               ----------------- ---------------- --------------
Pro forma combined                      $ 0.25           $ 0.22         $ 0.18
                               ----------------- ---------------- --------------

CENTURY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2000 and 1999

--------------------------------------------------------------------------------


(16)     QUARTERLY FINANCIAL INFORMATION
         (Unaudited-in thousands,except per share data):


                                              Quarter ended    Quarter ended      Quarter ended       Quarter ended
                                              Dec. 31, 2000    Sep. 30, 2000      Jun. 30, 2000       Mar. 31, 2000
--------------------------------------------- ---------------- ------------------ ------------------- -----------------
Interest income                                       $ 5,849            $ 5,009             $ 4,372           $ 3,778
Net interest income                                     2,792              2,633               2,507             2,349
Provision for credit losses                               360                275                 200               180
Total other income                                        857                558                 517               530
Total other expense                                     2,915              2,340               2,152             2,029
Income before income tax expense                          375                576                 672               670
Net income                                                154                425                 414               408
Earnings per share:
   Basic                                                $0.06              $0.16               $0.15             $0.15
   Diluted                                               0.06               0.15                0.15              0.15
Weighted average shares outstanding:
   Basic                                            2,747,632          2,737,705           2,727,323         2,722,418
   Diluted                                          2,802,264          2,766,314           2,743,539         2,743,770


                                              Quarter ended    Quarter ended      Quarter ended       Quarter ended
                                              Dec. 31, 1999    Sep. 30, 1999      Jun. 30, 1999       Mar. 31, 1999
--------------------------------------------- ---------------- ------------------ ------------------- -----------------
Interest income                                       $ 3,701            $ 3,323             $ 3,237           $ 2,959
Net interest income                                     2,300              2,039               1,990             1,895
Provision for credit losses                               205                110                 145               180
Total other income                                        422                411                 446               390
Total other expense                                     1,933              1,820               1,818             1,764
Income before income tax expense                          584                520                 473               341
Net income                                                362                323                 293               211
Earnings per share:
   Basic                                                $0.13              $0.12               $0.10             $0.07
   Diluted                                               0.13               0.11                0.10              0.07
Weighted average shares outstanding:
   Basic                                            2,721,863          2,804,679           2,850,542         2,844,239
   Diluted                                          2,749,551          2,832,251           2,879,305         2,871,334


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There was no reported disagreement on any matter of accounting principles or procedures of financial statement disclosure during 2000 with the Company's independent public accountants.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information regarding directors and executive officers of the Company contained under the captions "Election of Directors," Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's definitive Proxy Statement relating to the 2001 Annual Meeting of Stockholders, prepared pursuant to Regulation 14A of the Securities Exchange Act of 1934 and to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         The information concerning executive compensation contained under the captions "Compensation," and "Stock Performance Graph" contained in the
Company's definitive Proxy Statement relating to the 2001 Annual Meeting of Stockholders, prepared pursuant to Regulation 14A of the Securities Exchange Act of 1934 and to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information concerning the beneficial ownership of the Company's voting securities by each director and all officers as a group, and by any person known to the Company to be the beneficial owner of more than 5% of the voting securities of the Company contained under the caption "Voting Securities and Principal Holders Thereof" contained in the Company's definitive Proxy Statement relating to the 2001 Annual Meeting of Stockholders, prepared pursuant to Regulation 14A of the Securities Exchange Act of 1934 and to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           The information concerning certain relationships and related transactions contained under the caption "Certain Relationships and Transactions" contained in the Company's definitive Proxy Statement relating to the 2001 Annual Meeting of Stockholders, prepared pursuant to Regulation 14A of the Securities Exchange Act of 1934 and to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference.

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

 2.4 Agreement and Plan of Merger by and among the Century Bancshares, Inc., GrandBanc, Inc. and CBI Holdings Corporation (Incorporated by reference from Annex A of the Century Bancshares, Inc.'s Registration Statement on Form S-4 (Registration Statement No. 333-51784)).

 3.1*     Certificate of Incorporation, as amended of Century Bancshares, Inc.

 3.2 Bylaws of the Company.(Incorporated by reference from Exhibit 3.2 of the Century Bancshares, Inc.'s Registration Statement on Form S-1 (Registration No. 333-14417)).

 3.3 Articles of Association of the Bank. (Incorporated by reference from Exhibit 3.3 of the Century Bancshares, Inc.'s Registration Statement on Form S-1 (Registration No. 333-14417)).

 4.1 Form of Common Stock certificate. (Incorporated by reference from Exhibit 4.2 of the Century Bancshares, Inc.'s Registration Statement on Form S-1 (Registration No. 333-14417)).

 4.2 Indenture dated as of March 23, 2000 from Century Bancshares, Inc., as issuer, to The Bank of New York, as Trustee, with respect to the Junior Subordinated Debt Securities of Century Bancshares, Inc. (Incorporated by reference from Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000).

 4.3 Amended and Restated Declaration of Trust dated as of March 23, 2000 of Century Capital Trust I. (Incorporated by reference from Exhibit
          4.2 of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000).

 4.4 Guarantee Agreement dated as of March 23, 2000 by and between Century Bancshares, Inc. and The Bank of New York. (Incorporated by reference from Exhibit 4.3 of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000).

10.1 Century Bancshares, Inc. 1994 Stock Option Plan. (Incorporated by reference from Exhibit 10.1 of the Century Bancshares, Inc.'s Registration Statement on Form S-1 (Registration No. 333-14417)).

10.2 Incentive Stock Option Plan for Key Employees, as amended. (Incorporated by reference from Exhibit 10.2 of the Century Bancshares, Inc.'s Registration Statement on Form S-1 (Registration No.333-14417)).

10.3 Nonqualified Stock Option Plan for Key Employees, as amended. (Incorporated by reference from Exhibit 10.3 of the Century Bancshares, Inc.'s Registration Statement on Form S-1(Registration No. 333-14417)).

10.4 Nonqualified Stock Option Plan for Directors, as amended. (Incorporated by reference from Exhibit 10.4 of the Century Bancshares, Inc.'s Registration Statement on Form S-1 (Registration No. 333-14417)).

10.5 Century Bancshares, Inc. 1994 Incentive Stock Option Plan (Incorporated by reference from Exhibit 4.5 of the Century Bancshares, Inc.'s Registration Statement on Form S-8 (Registration No. 333-57940)).

10.6 Form of stock option agreement for use with employees under the Century Bancshares, Inc. 1994 Incentive Stock Option Plan (Incorporated by reference from Exhibit 4.6 of the Century Bancshares, Inc.'s Registration Statement on Form S-8 (Registration No. 333-57940)).

10.7 Century Bancshares, Inc. 2000 Stock Awards Plan (Incorporated by reference from Exhibit 4.7 of the Century Bancshares, Inc.'s Registration Statement on Form S-8 (Registration No. 333-57940)).

10.8 Form of Incentive Stock Option Agreement (Employee) under the 2000 Stock Awards Plan (Incorporated by reference from Exhibit 4.8 of the Century Bancshares, Inc.'s Registration Statement on Form S-8 (Registration No. 333-57940)).

10.9 Form of Nonqualified Stock Option Agreement (Director) under the 2000 Stock Awards Plan (Incorporated by reference from Exhibit 4.9 of the Century Bancshares, Inc.'s Registration Statement on Form S-8 (Registration No. 333-57940)).

10.11 Century Bancshares, Inc. 2001 Nonqualified Stock Option Plan (Incorporated by reference from Exhibit 4.10 of the Century Bancshares, Inc.'s Registration Statement on Form S-8
         (Registration No. 333-57940)).

10.12 Form of Nonqualified Stock Option Agreement (Employee) under the Century Bancshares, Inc. 2001 Nonqualified Stock Option Plan (Incorporated by reference from Exhibit 4.11 of the Century Bancshares, Inc.'s Registration Statement on Form S-8
         (Registration No. 333-57940)).

10.13 Form of Nonqualified Stock Option Agreement (Employee--special) under the Century Bancshares, Inc. 2001 Nonqualified Stock Option Plan (Incorporated by reference from Exhibit 4.12 of the Century Bancshares, Inc.'s Registration Statement on Form S-8
         (Registration No. 333-57940)).

10.14 Form of Nonqualified Stock Option Agreement (Director) under the Century Bancshares, Inc. 2001 Nonqualified Stock Option Plan (Incorporated by reference from Exhibit 4.13 of the Century Bancshares, Inc.'s Registration Statement on Form S-8
         (Registration No. 333-57940)).

10.15 Form of Director Compensation Agreement between the Company and its directors. (Incorporated by reference from Exhibit 10.5 of the Century Bancshares, Inc.'s Registration Statement on Form S-1
         (Registration No. 333-14417)).

10.16 Form of Indemnity Agreement between Company and the persons named therein. (Incorporated by reference from Exhibit 10.6 of the Century Bancshares, Inc.'s Registration Statement on Form S-1
         (Registration No. 333-14417)).

10.17 Employment Agreement dated September 1, 1996, between the Company and Mr. Joseph S. Bracewell. (Incorporated by reference from Exhibit 10.7 of the Century Bancshares, Inc.'s Registration Statement on Form S-1 (Registration No. 333-14417)).

10.18 Amendment dated March 1, 1998, of the employment agreement dated September 1, 1996, between the Company and the Bank and Mr. Joseph S. Bracewell. (Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the period ended December 31, 1998.)

10.19 Amendment dated March 31, 1999, of the employment agreement dated September 1, 1996, between the Company and the Bank and Mr. Joseph S. Bracewell. (Incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999.)

10.20 Amendment No. 2 dated April 3, 2000, of the employment agreement dated September 1, 1996 between the Company and the Bank and Mr. Joseph S. Bracewell. (Incorporated by reference from Exhibit 10.19 of the Company's Quarterly Report on Form 10-Q for the period ended
         June 30, 2000).

10.21 Lease Agreement dated January 3, 1995, between the Bank and Pennsylvania Building Associates. (Incorporated by reference from
         Exhibit 10.8 of the Century Bancshares, Inc.'s Registration Statement on Form S-1 (Registration No. 333-14417)).

10.22 Lease and Services Agreement dated November 17, 1995, between ALLIANCE Greensboro, L.P., a Delaware limited partnership d/b/a/ ALLIANCE Business Centers, and the Bank. (Incorporated by reference from Exhibit 10.9 of the Century Bancshares, Inc.'s Registration Statement on Form S-1 (Registration No. 333-14417)).

10.23 Retail Lease dated January 14, 1982, between the Square 106 Associates and the Bank, as amended on March 14, 1984, December 18, 1991, February 12, 1992, October 27, 1995, and June 1, 1996.
         (Incorporated by reference from Exhibit 10.10 of the Century Bancshares, Inc.'s Registration Statement on Form S-1 (Registration
         No. 333-14417)).

10.24 Sublease Agreement, dated May 1, 1992,between the Company and the Bank. (Incorporated by reference from Exhibit 10.11 of the Century Bancshares, Inc.'s Registration Statement on Form S-1
         (Registration No. 333-14417)).

10.25 Sublease Agreement dated November 1996, effective as of February 1, 1997, by and between Chevy Chase Bank, F.S.B., and Century National Bank. (Incorporated by reference to the Century Bancshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996).

10.26 Lease Agreement dated July 23, 1993, by and between McLean Poplar Partners and Eastern American Bank, F.S.B which was assumed by Century National Bank under the Purchase and Assumption Agreement
        (dated  July 24,  1997 and noted in 2.1 above).

10.27 Lease Agreement dated September 30, 1997, by and between The Life Underwriter Training Council and Century National Bank. (Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the period ended December 31, 1998.)

10.28 Lease Agreement between Reston North Point Village Limited Partner-ship, Lessor, and Eastern American Bank, F.S.B., assumed by Century National Bank, August 25, 2000 (Incorporated by reference from Exhibit
         10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.29 Century Directors' Trust established June 24, 1998, by the Company and the Bank for the benefit of the directors of the Company and the Bank. (Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the period ended December 31, 1998.)

11*      Statement regarding computation of per share earnings.

21*      Subsidiaries of Century Bancshares, Inc..

23*      Consent of  Independent Auditors

27*      Financial Data Schedule.
---------------
* Filed herewith.

(b) The following Current Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999 or during the period from December 31, 1999 to the date of this Form 10-K:

         The Company's Current Report on Form 8-K dated May 30, 2000 and filed on May 31,  2000.
         The  Company's  Current  Report  on Form  8-K  dated September 7, 2000 and filed on September 8, 2000.
         The Company's Current Report on Form 8-K dated  October  11,  2000 and filed on  October  12, 2000.
         The  Company's  Current  Report  on Form 8-K  dated and filed on
           January 19, 2001.
         The Company's  Current  Report on Form 8-K dated and filed on
           March 16, 2001.

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


                                   CENTURY BANCSHARES, INC.
                                      (Registrant)

                              By:     /s/ JOSEPH S. BRACEWELL
                              -------------------------------
                                          Joseph S. Bracewell
                                Chairman of the Board, President and
                                      Chief Executive Officer

                              By:     /s/ DALE G. PHELPS
                              -------------------------------
                                          Dale G. Phelps
                                   Senior Vice President and
                                   Chief Financial Officer
                                    (Principal Financial and
                                        Accounting Officer)

Dated:   March 28, 2001


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on the 28th day of March, 2000.

/s/ JOSEPH S. BRACEWELL                   Chairman of the Board, President and
-----------------------                   Chief Executive Officer
    Joseph S. Bracewell

                                          Director
-----------------------
    Abbey J. Butler


/s/ GEORGE CONTIS                         Director
-----------------------
    George Contis


/s/ JOHN COPE                             Director
-----------------------
    John Cope


                                          Director
-----------------------
    Bernard J. Cravath


/s/ MELVYN J. ESTRIN                      Director
-----------------------
    Melvyn J. Estrin


/s/ MARVIN FABRIKANT                      Director
-----------------------
    Marvin Fabrikant


                                          Director
-----------------------
    Neal R.Gross


                                          Director
-----------------------
    William McKee


                                          Director
-----------------------
    William C.Oldaker

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

 2.4 Agreement and Plan of Merger by and among the Century Bancshares, Inc., GrandBanc, Inc. and CBI Holdings Corporation (Incorporated by reference from Annex A of the Century Bancshares, Inc.'s Registration Statement on Form S-4 (Registration Statement No. 333-51784)).

 3.1*     Certificate of Incorporation, as amended, of Century Bancshares, Inc.

 3.2 Bylaws of the Company. (Incorporated by reference from Exhibit 3.2 of the Century Bancshares, Inc.'s Registration Statement on Form S-1 (Registration No. 333-14417)).

 3.3 Articles of Association of the Bank.(Incorporated by reference from Exhibit 3.3 of the Century Bancshares, Inc.'s Registration Statement on Form S-1 (Registration No. 333-14417)).

 4.1 Form of Common Stock certificate. (Incorporated by reference from Exhibit 4.2 of the Century Bancshares, Inc.'s Registration Statement on Form S-1 (Registration No. 333-14417)).

 4.2 Indenture dated as of March 23, 2000 from Century Bancshares, Inc., as issuer, to The Bank of New York, as Trustee, with respect to the Junior Subordinated Debt Securities of Century Bancshares, Inc. (Incorporated by reference from Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000).

 4.3 Amended and Restated Declaration of Trust dated as of March 23, 2000 of Century Capital Trust I. (Incorporated by reference from Exhibit
          4.2 of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000).

 4.4 Guarantee Agreement dated as of March 23, 2000 by and between Century Bancshares, Inc. and The Bank of New York. (Incorporated by reference from Exhibit 4.3 of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000).

10.1 Century Bancshares, Inc. 1994 Stock Option Plan. (Incorporated by reference from Exhibit 10.1 of the Century Bancshares, Inc.'s Registration Statement on Form S-1 (Registration No. 333-14417)).

10.2 Incentive Stock Option Plan for Key Employees, as amended. (Incorporated by reference from Exhibit 10.2 of the Century Bancshares, Inc.'s Registration Statement on Form S-1 (Registration No.333-14417)).

10.3 Nonqualified Stock Option Plan for Key Employees, as amended. (Incorporated by reference from Exhibit 10.3 of the Century Bancshares, Inc.'s Registration Statement on Form S-1 (Registration No.333-14417)).

10.4     Nonqualified Stock Option Plan for Directors, as amended.
         (Incorporated by reference from Exhibit 10.4 of the Century Bancshares, Inc.'s Registration Statement on Form S-1 (Registration No.333-14417)).

10.5 Century Bancshares, Inc. 1994 Incentive Stock Option Plan (Incorporated by reference from Exhibit 4.5 of the Century Bancshares, Inc.'s Registration Statement on Form S-8 (Registration No. 333-57940)).

10.6 Form of stock option agreement for use with employees under the Century Bancshares, Inc. 1994 Incentive Stock Option Plan (Incorporated by reference from Exhibit 4.6 of the Century Bancshares, Inc.'s Registration Statement on Form S-8 (Registration No. 333-57940)).

10.7 Century Bancshares, Inc. 2000 Stock Awards Plan (Incorporated by reference from Exhibit 4.7 of the Century Bancshares, Inc.'s Registration Statement on Form S-8 (Registration No. 333-57940)).

10.8 Form of Incentive Stock Option Agreement (Employee) under the 2000 Stock Awards Plan (Incorporated by reference from Exhibit 4.8 of the Century Bancshares, Inc.'s Registration Statement on Form S-8 (Registration No. 333-57940)).

10.9 Form of Nonqualified Stock Option Agreement (Director) under the 2000 Stock Awards Plan (Incorporated by reference from Exhibit 4.9 of the Century Bancshares, Inc.'s Registration Statement on Form S-8 (Registration No. 333-57940)).

10.11 Century Bancshares, Inc. 2001 Nonqualified Stock Option Plan (Incorporated by reference from Exhibit 4.10 of the Century Bancshares, Inc.'s Registration Statement on Form S-8
         (Registration No. 333-57940)).

10.12 Form of Nonqualified Stock Option Agreement (Employee) under the Century Bancshares, Inc. 2001 Nonqualified Stock Option Plan (Incorporated by reference from Exhibit 4.11 of the Century Bancshares, Inc.'s Registration Statement on Form S-8
         (Registration No. 333-57940)).

10.13 Form of Nonqualified Stock Option Agreement (Employee--special) under the Century Bancshares, Inc. 2001 Nonqualified Stock Option Plan (Incorporated by reference from Exhibit 4.12 of the Century Bancshares, Inc.'s Registration Statement on Form S-8
         (Registration No. 333-57940)).

10.14 Form of Nonqualified Stock Option Agreement (Director) under the Century Bancshares, Inc. 2001 Nonqualified Stock Option Plan (Incorporated by reference from Exhibit 4.13 of the Century Bancshares, Inc.'s Registration Statement on Form S-8
         (Registration No. 333-57940)).

10.15 Form of Director Compensation Agreement between the Company and its directors. (Incorporated by reference from Exhibit 10.5 of the Century Bancshares, Inc.'s Registration Statement on Form S-1
         (Registration No. 333-14417)).

10.16 Form of Indemnity Agreement between Company and the persons named therein. (Incorporated by reference from Exhibit 10.6 of the Century Bancshares, Inc.'s Registration Statement on Form S-1
         (Registration No. 333-14417)).

10.17 Employment Agreement dated September 1, 1996, between the Company and Mr. Joseph S. Bracewell. (Incorporated by reference from Exhibit 10.7 of the Century Bancshares, Inc.'s Registration Statement on Form S-1 (Registration No. 333-14417)).

10.18 Amendment dated March 1, 1998, of the employment agreement dated September 1, 1996, between the Company and the Bank and Mr. Joseph S. Bracewell. (Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the period ended December 31, 1998.)

10.19 Amendment dated March 31, 1999, of the employment agreement dated September 1, 1996, between the Company and the Bank and Mr. Joseph S. Bracewell. (Incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999.)

10.20 Amendment No. 2 dated April 3, 2000, of the employment agreement dated September 1, 1996 between the Company and the Bank and Mr. Joseph S. Bracewell. (Incorporated by reference from Exhibit 10.19 of the Company's Quarterly Report on Form 10-Q for the period ended
         June 30, 2000).

10.21 Lease Agreement dated January 3, 1995, between the Bank and Pennsylvania Building Associates. (Incorporated by reference from
         Exhibit 10.8 of the Century Bancshares, Inc.'s Registration Statement on Form S-1 (Registration No. 333-14417)).

10.22 Lease and Services Agreement dated November 17, 1995, between ALLIANCE Greensboro, L.P., a Delaware limited partnership d/b/a/ ALLIANCE Business Centers, and the Bank. (Incorporated by reference from Exhibit 10.9 of the Century Bancshares, Inc.'s Registration Statement on Form S-1 (Registration No. 333-14417)).

10.23 Retail Lease dated January 14, 1982, between the Square 106 Associates and the Bank, as amended on March 14, 1984, December 18, 1991, February 12, 1992, October 27, 1995, and June 1, 1996. (Incorporated by reference from Exhibit 10.10 of the Century Bancshares, Inc.'s Registration Statement on Form S-1 (Registration No. 333-14417)).

10.24 Sublease Agreement, dated May 1, 1992, between the Company and the Bank. (Incorporated by reference from Exhibit 10.11 of the Century Bancshares, Inc.'s Registration Statement on Form S-1
         (Registration No. 333-14417)).

10.25 Sublease Agreement dated November 1996, effective as of February 1, 1997, by and between Chevy Chase Bank, F.S.B., and Century National Bank. (Incorporated by reference to the Century Bancshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996).

10.26 Lease Agreement dated July 23, 1993, by and between McLean Poplar Partners and Eastern American Bank, F.S.B which was assumed by Century National Bank under the Purchase and Assumption Agreement (dated July 24, 1997 and noted in 2.1 above).

10.27 Lease Agreement dated September 30, 1997, by and between The Life Underwriter Training Council and Century National Bank. (Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the period ended December 31, 1998.)

10.28 Lease Agreement between Reston North Point Village Limited Partner-ship, Lessor, and Eastern American Bank, F.S.B., assumed by Century National Bank, August 25, 2000 (Incorporated by reference from
         Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.29 Century Directors' Trust established June 24, 1998, by the Company and the Bank for the benefit of the directors of the Company and the Bank. (Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the period ended December 31, 1998.)

11*      Statement regarding computation of per share earnings.

21*      Subsidiaries of Century Bancshares, Inc..

23*      Consent of  Independent Auditors

27*      Financial Data Schedule.
---------------
* Filed herewith.

                                                                     EXHIBIT 3.1



                                                                           FILED
                                                       JUL 18,  1985, 10:00 A.M.
                                                             SIGNATURE ILLEGIBLE
                                                              SECRETARY OF STATE

                          CERTIFICATE OF INCORPORATION

                                       OF

                            CENTURY BANCSHARES, INC.


                                    ARTICLE I

         The name of the corporation is Century Bancshares, Inc.

                                   ARTICLE II

         The registered agent of the corporation is The Corporation Trust Company. The address of such registered agent is 1209 Orange Street, County of New Castle, Wilmington, Delaware 19801.

                                   ARTICLE III

         The nature of the business or purposes to be conducted or promoted by the corporation is to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware.

                                   ARTICLE IV

         The total number of shares which the corporation shall have the authority to issue is 3,000,000, of which 2,000,000 shares of the par value of $1.00 each shall be shares of common stock, and 1,000,000 shares of the par value of $1.00 each shall be shares of preferred stock.

         The corporation may issue one or more series of preferred stock. The preferred stock of each such series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences and relative, participating, optional, redemption, conversion, exchange or other special rights, and qualifications, limitations or restrictions thereof, as shall be stated and expressed by the board of directors in the resolution or resolutions providing for the issue of such series of preferred stock pursuant to the authority to do so which is hereby expressly vested in the board of directors.

         Except as otherwise provided in any resolution or resolutions of the board of directors providing for the issue of any particular series of preferred stock, the number of shares of stock of any such series so set forth in such resolution or resolutions may be increased or decreased (but not below the number of shares of such series then outstanding) by a resolution or resolutions likewise adopted by the board of directors.

         Except as otherwise provided in any resolution or resolutions of the board of directors providing for the issue of any particular series of preferred stock, preferred stock redeemed or otherwise acquired by the corporation shall assume the status of authorized but unissued preferred stock and shall be unclassified as to series and may thereafter, subject to the provisions of this
Article IV and to any restrictions contained in any resolution or resolutions of the board of directors providing for the issue of any such series of preferred stock, be reissued in the same manner as other authorized but unissued preferred stock.

         Except as otherwise specifically required by law or as specifically provided in any resolution or resolutions of the board of directors providing for the issue of any particular series of preferred stock, the exclusive voting power of the corporation shall be vested in the common stock of the corporation. Each share of common stock entitles the holder thereof to one vote at all meetings of the stockholders of the corporation.

                                    ARTICLE V

The name and address of the incorporator of Century Bancshares, Inc. is as follows:
                 Name                               Mailing Address

        William T. Luedke IV               2900 South Tower Pennzoil Place
                                           Houston, Texas 77002

                                   ARTICLE VI

         The name and mailing address of each person who is to serve as a director of the corporation until the first annual meeting of the stockholders of the corporation or until a successor is elected and qualified is as follows:

                             Name                Mailing Address

                Joseph S. Bracewell             Century National Bank
                                                1875 Eye Street, N.W.
                                                Washington, D.C. 20006

                John R. Cope                    Bracewell & Patterson
                                                1825 Eye Street, 12th Floor
                                                Washington, D.C. 20006

                William H. Isaac                T/I Associates
                                                1910 K Street, N.W., Suite 800
                                                Washington, D.C. 20006

                Joseph H. Koonz, Jr.            Koonz, McKenney & Johnson
                                                2020 K Street, N.W., Suite 840
                                                Washington, D.C. 20006

                William C. Oldaker              1140 19th Street, N.W. Suite 900
                                                Washington, D.C. 20463

                Douglas J. Patton               Federal Election Commission
                                                1325 K Street, N.W.
                                                Washington, D.C. 20463

                                   ARTICLE VII

         In furtherance and not in limitation of the powers conferred by statute, the board of directors is expressly authorized to adopt, amend or repeal the by-laws of the corporation.

                                  ARTICLE VIII

         Elections of directors need not be by written ballot unless the by-laws of the corporation shall so provide.

         Meetings of stockholders may be held within or without the State of Delaware, as the by-laws may provide. The books of the corporation may be kept (subject to any provision contained in the statutes of the State of Delaware) outside the State of Delaware at such place or places as may be designated from time to time by the board of directors or in the by-laws of the corporation.

                                   ARTICLE IX

         The corporation reserves the right to amend, alter or repeal any provision contained in this Certificate of Incorporation, in the manner now or hereafter prescribed by the laws of the State of Delaware, and to add additional provisions authorized by such laws as are then in force. All rights conferred on the directors or stockholders of the corporation herein or in any amendment hereof are granted subject to this reservation.

         I, THE UNDERSIGNED, being the incorporator hereinabove named, for the purpose of forming a corporation pursuant to the General Corporation Law of the State of Delaware, do hereby make this Certificate, hereby declaring and certifying that this is my act and deed and the facts herein stated are true, and accordingly have hereunto set my hand this 17th day of July, 1985.

                                                   /s/ WILLIAM T. LUEDKE IV
                                                   ------------------------
                                                       William T. Luedke IV

                                                                           FILED
                                                          MAR 4, 1987 10:00 A.M.
                                                             SIGNATURE ILLEGIBLE
                                                              SECRETARY OF STATE

                            CERTIFICATE OF AMENDMENT

                                     OF THE

                          CERTIFICATE OF INCORPORATION

                                       OF

                            CENTURY BANCSHARES, INC.


         Century Bancshares, Inc. (the "Corporation"), a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware, does hereby certify:

         FIRST: That the Board of Directors of the Corporation (the "Board"), at a meeting duly called and held on February 11, 1987 (the "Board Meeting"), at which meeting a quorum was present and acting throughout, adopted a resolution proposing and declaring advisable and in the best interest of the Corporation that as permitted by Section 102 of the General Corporation Law of the State of Delaware, the Corporation's Certificate of Incorporation ("Certificate") be amended by adding thereto a new Article X which shall be and read in its entirety as follows:

                                   "ARTICLE X

                  No director of the corporation shall be personally liable to the corporation or its stockholders for monetary damages for breach of fiduciary duty as a director; provided, however, that the foregoing clause shall not apply to any liability of a director (i) for any breach of the director's duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law, (iii) under Section 174 of the Delaware General Corporation Law, or (iv) for any transaction from which the director derived an improper personal benefit. This Article X shall not eliminate or limit the personal liability of a director for any action or omission occurring prior to the date Article X becomes effective."

                  SECOND: That at the Board Meeting, the Board adopted a resolution proposing and declaring advisable and in the best interest of the Corporation that the Certificate be amended by adding thereto a new Article XI which shall be and read in its entirety as follows:

                                   "ARTICLE XI

                  No action required to be taken or that may be taken at any annual or special meeting of stockholders of the corporation may be taken by written consent without a meeting, prior notice and a vote."

         THIRD: That at the Board Meeting, the Board adopted a resolution proposing and declaring advisable and in the best interest of the Corporation that the Certificate be amended by adding thereto a new Article XII which shall be and read in its entirety as follows:

                                  "ARTICLE XII

                  With respect solely to the following five corporate actions, for which the Delaware General Corporation Law provides for the affirmative vote or consent of the holders of a majority of the outstanding shares of capital stock of the corporation or any class or series thereof entitled to vote (and, with respect to any class or series of capital stock established by resolution of the Board of Directors, subject to the provisions of the resolutions establishing such class or series), to the extent, and only to the extent, that such vote or consent is provided for by the Delaware General Corporation Law, the affirmative vote or consent of the holders of at least two-thirds, rather than a majority, of the outstanding shares of capital stock of the corporation or such class or series thereof entitled to vote shall be required to take such action: (i) the amendment of the Certificate of Incorporation of the corporation; (ii) the merger or consolidation of the corporation; (iii) the sale, lease, or exchange of all or substantially all of the property and assets of the corporation; (iv) the adoption of any plan or proposal for the liquidation or dissolution of the corporation; or (v) the revocation of a dissolution of the corporation.

         FOURTH: That at the Board Meeting, the Board directed that the preceding proposed amendments to the Certificate be represented to the stockholders of the Corporation for their consideration and recommended the adoption of such amendments by the stockholders of the Corporation.

         FIFTH: That thereafter, at the annual meeting of the Corporation's stockholders duly called and, upon notice in accordance with the provisions of
Section 222 of the General Corporation Law of the State of Delaware, held on February 27, 1987 the holders of more than the majority of the outstanding shares of capital stock of the Corporation entitled to vote thereon approved each and all of the aforesaid amendments to the Certificate.

         SIXTH: That the aforesaid amendments were duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

         IN WITNESS WHEREOF, the Corporation has caused this Certificate of Amendment to be signed by Joseph S. Bracewell III, as President of the Corporation, and Rosemary M. DeMark, as Assistant Secretary of the Corporation, this 27th day of February, 1987.

                             CENTURY BANCSHARES, INC.

                   By:      /s/ JOSEPH S. BRACEWELL III
                            ---------------------------
                               Joseph S. Bracewell III
                               President
ATTEST:


/s/ ROSEMARY M. DEMARK
----------------------
    Rosemary M. DeMark
    Secretary

                                                               STATE OF DELAWARE
                                                              SECRETARY OF STATE
                                                        DIVISION OF CORPORATIONS
                                                       FILED 01:00 PM 08/04/1997
                                                             971259013 - 2066851

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

                  "The total number of shares of stock which the corporation shall have authority to issue is 6,000,000 shares, of which 5,000,000 shares of the par value of $1.00 each shall be shares of common stock, 1,000,000 shares of the par value of $1.00 each shall be shares of preferred stock."

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

                                          CENTURY BANCSHARES, INC.

                              By:      /s/ JOSEPH S. BRACEWELL III
                                       ---------------------------
                                           Joseph S. Bracewell III
                                           President

                                                               STATE OF DELAWARE
                                                              SECRETARY OF STATE
                                                        DIVISION OF CORPORATIONS
                                                       FILED 04:30 PM 03/08/2001
                                                             010117485 - 2066851


                            CERTIFICATE OF AMENDMENT
                                       OF
                          CERTIFICATE OF INCORPORATION
                                       OF
                            CENTURY BANCSHARES, INC.


         Century Bancshares, Inc., a corporation duly organized and existing under and by virtue of the General Corporation Law of the State of Delaware (the "Company"), does hereby certify:

         FIRST: That the Board of Directors of the Company, at a meeting duly called and held, at which meeting a quorum was present and acting throughout (the "Board Meeting"), adopted a resolution proposing and declaring advisable and in the best interest of the Company that the Company's Certificate of Incorporation be amended by amending the first sentence of Article IV to read in its entirety as follows:

         "The total number of shares of stock which the corporation shall have the authority to issue is 11,000,000 shares, of which 10,000,000 shares of the par value of $1.00 each shall be shares of common stock, and 1,000,000 shares of the par value of $1.00 each shall be shares of preferred stock."

         SECOND: That at that Board Meeting, the Board directed that the preceding proposed amendment to the Certificate of Incorporation be presented to the stockholders of the Company entitled to vote thereon for their consideration and recommended the adoption of such amendment by the stockholders of the Company.

         THIRD: That thereafter, at the annual meeting of the Company's stockholders duly called and, upon notice in accordance with Section 222 of the General Corporation Law of the State of Delaware, held on June 2, 2000, the holders of a majority of the outstanding shares of capital stock of the Company entitled to vote thereon approved the aforesaid amendment to the Certificate of Incorporation.

         FOURTH: That the aforesaid amendment was duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

         IN WITNESS WHEREOF, the Company has caused this Certificate of Amendment to be signed by Joseph S. Bracewell, as President of the Company this 8th day of March, 2001.

                                     CENTURY BANCSHARES, INC.


                           By:      /s/ JOSEPH S. BRACEWELL
                                    ----------------------------------
                                        Joseph S. Bracewell, President

                                                                      EXHIBIT 11

CENTURY BANCSHARES, INC.
Computation of Per Share Earnings
Three Years Ended December 31, 2000


                                                                        Years Ended December 31,
                                                           ---------------------------------------------------
                                                                2000              1999             1998
                                                           ---------------- ----------------- ----------------
Basic Income Per Share:
Net income                                                     $ 1,401,127       $ 1,188,622        $ 636,884

Weighted average common shares outstanding                       2,733,818         2,804,994        2,632,787
                                                           ---------------- ----------------- ----------------
Basic income per share                                               $0.51             $0.42            $0.24

Diluted Income Per Share:
Net income                                                     $ 1,401,127       $ 1,188,622        $ 636,884

Weighted average common shares outstanding                       2,733,818         2,804,994        2,632,787
Dilutive effect of warrants and stock options                       28,525            27,689           55,796
                                                           ---------------- ----------------- ----------------
Diluted weighted average
  common shares outstanding                                      2,762,343         2,832,683        2,688,583
                                                           ---------------- ----------------- ----------------
Diluted income per share                                             $0.51             $0.42            $0.24


                                                                      EXHIBIT 21

                    SUBSIDIARIES OF CENTURY BANCSHARES, INC.


         CBI Holdings Corporation, incorporated under the laws of the state of Maryland (a 100% owned subsidiary of Century Bancshares, Inc.).

         Century National Bank, incorporated under the laws of the United States (a 100% owned subsidiary of Century Bancshares, Inc.).

         Century  Capital  Trust  I,  a  Delaware   corporation  (a  100%  owned
subsidiary of Century Bancshares, Inc.).

         Century Insurance Agency, LLC, a Virginia limited liability corporation (a 100% owned subsidiary of Century National Bank).

         Facility Holdings, Inc., a Virginia corporation (a 100% owned subsidiary of CBI Holdings Corporation).

         GrandBank, a chartered bank of Maryland (a 100% owned subsidiary of CBI Holdings Corporation).

                                                                      EXHIBIT 23

                         CONSENT OF INDEPENDENT AUDITORS




The Board of Directors
Century Bancshares, Inc.:

We consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-38127 and No. 333-57940) of Century Bancshares, Inc. of our report dated January 18, 2001 relating to the consolidated balance sheets of Century Bancshares, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000, which report appears in the December 31, 2000 annual report on Form 10-K of Century Bancshares, Inc.



/s/ KPMG LLP
McLean, VA
March 30, 2001