Form 10-Q
period 2001-03-31
CENTURY BANCSHARES INC
filed 2001-05-15
CIK 785813

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

At May 1, 2001, there were 4,102,203 shares of the registrant's Common Stock, par value $1.00 per share, outstanding.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                      For The Quarter Ended March 31, 2001

                                TABLE OF CONTENTS

                                                                         Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                1

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                         8

Item 3. Quantitative and Qualitative Disclosures About Market Risks        19

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                   20

     Signatures                                                            21

     Exhibit Index                                                         22

PART I - FINANCIAL INFORMATION
Item 1.     Condensed Financial Information

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

CENTURY BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition (Unaudited)
March 31, 2001, and December 31, 2000

                                                                             March 31,                 December 31,
                                                                               2001                        2000
--------------------------------------------------------------- -------- ------------------ -------- ------------------
Assets:
Cash and due from banks                                                      $  9,895,651               $ 13,133,004
Federal funds sold                                                              9,283,092                  7,078,260
Interest bearing deposits in other banks                                       10,569,138                    310,333
Investment securities available-for-sale, at fair value                        95,062,886                 91,722,426
Investment securities held-to-maturity, at amortized cost,
    fair value of $21,163,732 at December 31, 2000                                     --                 20,389,131
Loans, net of unearned income                                                 272,770,632                259,368,250
Less:  allowance for credit losses                                             (2,760,799)                (2,958,213)
                                                                         ------------------          ------------------
Loans, net                                                                    270,009,833                256,410,037
Loans held for sale                                                             1,863,488                    390,010
Leasehold improvements, furniture, and equipment, net                           5,933,549                  6,079,063
Accrued interest receivable                                                     2,802,425                  3,037,344
Intangible assets, net                                                          5,644,511                  5,834,499
Net deferred taxes                                                              3,099,541                  3,642,736
Other assets                                                                    1,319,329                  1,630,500
                                                                         ------------------          ------------------
    Total Assets                                                             $415,483,443               $409,657,343
                                                                         ------------------          ------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
    Noninterest-bearing                                                      $ 51,744,321               $ 60,159,668
    Interest-bearing                                                          279,690,820                269,019,073
                                                                         ------------------          ------------------
Total deposits                                                                331,435,141                329,178,741
Federal funds purchased and securities sold under
     agreements to repurchase                                                  23,422,488                 20,287,760
Long term debt:
     Federal Home Loan Bank Advances                                           20,185,821                  20,389,080
     Preferred securities of subsidiary trust                                   8,800,000                   8,800,000
Other borrowings                                                                2,806,048                   3,000,342
Other liabilities                                                               4,003,650                   3,835,366
                                                                         ------------------          ------------------
    Total Liabilities                                                         390,653,148                 385,491,289
                                                                         ------------------          ------------------

Stockholders' Equity:
Common stock, $1 par value; 10,000,000 shares authorized; 4,245,203 and
    4,243,429 shares issued at March
    31, 2001 and December 31, 2000, respectively                                4,245,203                   4,243,429
Additional paid in capital                                                     23,888,625                  23,884,228
Deficit                                                                        (3,846,488)                 (2,875,067)
Treasury stock, at cost, 143,000 shares at
    March 31, 2001 and December 31, 2000                                         (828,806)                   (828,806)
Other comprehensive income (loss), net of tax effect                            1,371,761                    (257,730)
                                                                         ------------------          ------------------
    Total Stockholders' Equity                                                 24,830,295                  24,166,054
Commitments and contingencies
                                                                         ------------------          ------------------
    Total Liabilities and Stockholders' Equity                               $415,483,443                $409,657,343
                                                                         ------------------          ------------------

See accompanying condensed notes to consolidated financial statements (unaudited).

                                                          CENTURY BANCSHARES, INC.
                                                        QUARTERLY REPORT ON FORM 10-Q

CENTURY BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
Three Months Ended March 31, 2001 and 2000
                                                                      Three Months Ended
                                                                          March 31,
                                                                  2001                 2000
                                                           -------------------- --------------------
Interest income:
    Interest and fees on loans                                      $6,040,747           $4,595,364
    Interest on federal funds sold                                      89,801              149,557
    Interest on deposits in other banks                                 15,346              108,148
    Interest on securities available-for-sale                        1,681,424              919,526
    Interest on securities held-to-maturity                                  -              127,210
                                                           -------------------- --------------------
Total interest income                                                7,827,318            5,899,805

Interest expense:
    Interest on deposits:
         Savings accounts                                              350,948              235,378
         NOW accounts                                                  106,555              107,795
         Money market accounts                                         392,932              309,948
         Certificates under $100,000                                 1,507,460              963,405
         Certificates $100,000 and over                                924,073              504,705
                                                           -------------------- --------------------
    Total interest on deposits                                       3,281,968            2,121,231
                                                           -------------------- --------------------
    Interest on borrowings                                             836,681              415,812
                                                           -------------------- --------------------
Total interest expense                                               4,118,649            2,537,043
                                                           -------------------- --------------------

Net interest income                                                  3,708,669            3,362,762
Provision for credit losses                                            490,000              225,000
                                                           -------------------- --------------------
Net interest income after provision for credit losses                3,218,669            3,137,762

Noninterest income:
    Service charges on deposit accounts                                390,986              342,570
    Other operating income                                             167,790               89,509
    Gain on calls of investment securities                              43,651                    -
                                                           -------------------- --------------------
Total noninterest income                                               602,427              432,079
                                                           -------------------- --------------------

Noninterest expense:
      Salaries and employee benefits                                 1,308,315            1,333,847
      Occupancy and equipment expense                                  473,310              390,724
      Professional fees                                                282,966              214,205
      Depreciation and amortization                                    167,564              176,295
      Amortization of deposit premiums                                 189,988               97,968
      Data processing                                                  281,840              248,359
      Communications                                                   167,699              143,089
      Federal deposit insurance premiums                                15,213               12,331
      Merger-related expense                                         1,682,853                    -
      Other operating expenses                                         358,452              243,162
                                                           -------------------- --------------------
Total noninterest expense                                            4,928,200            2,859,980
                                                           -------------------- --------------------

Income (loss) before income taxes                                  (1,107,104)              709,861
Income tax expense (benefit)                                         (135,683)              278,149
                                                           -------------------- --------------------
Net income (loss)                                                   $(971,421)             $431,712
                                                           -------------------- --------------------

Basic income (loss) per common share                                 $  (0.24)              $  0.11
Diluted income (loss) per common share                                  (0.23)                 0.10
Weighted average common shares outstanding                           4,102,203            4,066,072
Diluted weighted average common shares outstanding                   4,160,680            4,143,302

See accompanying condensed notes to consolidated financial statements (unaudited).

                                           CENTURY BANCSHARES, INC.
                                           QUARTERLY REPORT ON FORM 10-Q

CENTURY BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Unaudited)
Three Months Ended March 31, 2001 and 2000
                                                                                                        Other
                                        Common       Additional                      Treasury       Comprehensive         Total
                                        Stock         Paid in         Retained        Stock,       Income (Loss),     Stockholders'
                                      $1.00 par       Capital         Earnings        at cost     net of tax effect      Equity
------------------------------------ ------------- --------------- --------------- -------------- ------------------ ----------------
Balance, December 31, 2000             $4,243,429    $23,884,228     $(2,875,067)     $(828,806)        $ (257,730)    $ 24,166,054
Comprehensive income:
Net income                                                              (971,421)                                          (971,421)
Unrealized gain on investment
  securities transferred from
  held-to-maturity on adoption
  of SFAS 133, net of tax effect                                                                           503,491
Reclassification adjustment for
  gains included in net income,
  net of tax effect                                                                                         (5,774)
Unrealized gain on investment
  securities during the period,
  net of tax effect                                                                                      1,131,774        1,629,491
------------------------------------ ------------- --------------- --------------- -------------- ------------------ ----------------
Comprehensive income                                                    (971,421)                        1,629,491          658,069
Exercise of common stock
  options - 1,774 shares                    1,774          4,397                                                              6,171
------------------------------------ ------------- --------------- --------------- -------------- ------------------ ----------------
Balance, March 31, 2001                $4,245,203    $23,888,625     $(3,846,488)     $(828,806)        $1,371,761     $ 24,830,295
------------------------------------ ------------- --------------- --------------- -------------- ------------------ ----------------

                                                                                                        Other
                                        Common       Additional                      Treasury       Comprehensive         Total
                                        Stock         Paid in         Retained        Stock,       Income (Loss),     Stockholders'
                                      $1.00 par       Capital         Earnings        at cost     net of tax effect      Equity
------------------------------------ ------------- --------------- --------------- -------------- ------------------ ----------------
Balance, December 31, 1999             $4,202,080    $23,724,612     $(3,918,210)     $(789,863)       $(1,738,126)     $21,480,493
Comprehensive income:
Net income                                                               431,712                                            431,712
Unrealized loss on
  investment securities,
  net of tax effect                                                                                        (75,911)         (75,911)
------------------------------------ ------------- --------------- --------------- -------------- ------------------ ----------------
Comprehensive income                                                     431,712                           (75,911)         355,801
Exercise of common stock
  options - 783 shares                        783          1,125                                                              1,908
------------------------------------ ------------- --------------- --------------- -------------- ------------------ ----------------
Balance, March 31, 2000                $4,202,863    $23,725,737     $(3,486,498)     $(789,863)       $(1,814,037)     $21,838,202
------------------------------------ ------------- --------------- --------------- -------------- ------------------ ----------------

See accompanying condensed notes to consolidated financial statements (unaudited).

                                                          CENTURY BANCSHARES, INC.
                                                        QUARTERLY REPORT ON FORM 10-Q

CENTURY BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended March 31, 2001 and 2000
(Dollars in thousands)                                                   2001            2000
------------------------------------------------------------------ ----------------- -------------
Cash flows from operating activities:
Net income                                                                   $(971)       $1 432
Adjustments to reconcile net income to net cash
    provided by operating activities:
Depreciation and amortization of premises and equipment                        168           176
Amortization of intangibles                                                    190            98
Provision for credit losses                                                    490           225
Provision (benefit) for net deferred taxes                                    (381)           16
Gain on calls of investment securities available-for-sale                      (44)            -
Decrease (increase) in accrued interest receivable                             235           (62)
Decrease in other assets                                                       311           346
Increase (decrease) in other liabilities                                       168           (96)
                                                                   ----------------- -------------
Total adjustments                                                            1,137           703
                                                                   ----------------- -------------
Net cash provided by operating activities                                      166         1,135
                                                                   ----------------- -------------

Cash flows from investing activities:
Net increase in loans                                                      (14,090)       (3,280)
Net increase in loans held for sale                                         (1,473)            -
Net increase in interest bearing deposits in other banks                   (10,259)       (1,929)
Purchases of securities available-for-sale                                  (1,220)       (4,600)
Purchases of securities held-to-maturity                                         -        (2,000)
Repayments and maturities of securities available-for-sale                   9,196         4,646
Repayments and maturities of securities held-to-maturity                         -            45
Proceeds from calls of securities available-for-sale                        11,670             -
Net purchase of leasehold improvements, furniture
    and equipment                                                              (22)          (91)
                                                                   ----------------- -------------
Net cash used in investing activities                                       (6,198)       (7,209)
                                                                   ----------------- -------------

Cash flows from financing activities:
Net increase in demand, savings, NOW and
    money market deposit accounts                                            7,097        19,859
Net decrease in certificates of deposit                                     (4,841)       (1,502)
Net increase (decrease) in customer repurchase accounts                      3,135)         (769)
Net decrease in other borrowings                                              (194)      (15,338)
Net proceeds from issuance of long-term debt                                     -         5,000
Net proceeds from issuance of preferred securities of
     subsidiary trust                                                            -         8,536
Repayment of long-term debt                                                   (203)         (497)
Net proceeds from issuance of common stock                                       6             2
                                                                   ----------------- -------------
Net cash provided by financing activities                                    5,000        15,291
                                                                   ----------------- -------------

Net increase (decrease) in cash and cash equivalents                        (1,032)        9,217
Cash and cash equivalents, beginning of period                              20,211        24,536
                                                                   ----------------- -------------
Cash and cash equivalents, end of period                                   $19,179       $33,753
                                                                   ----------------- -------------

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowings                                    $3,791       $ 2,530
Income taxes paid                                                              350           140

See accompanying condensed notes to consolidated financial statements (unaudited).

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)      Basis of Presentation

         In the opinion of management the unaudited consolidated financial statements as of March 31, 2001, and for the three months ended March 31, 2001 and 2000 contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position and results of operations of Century Bancshares, Inc. (Century) as of such dates and for such periods. The unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements of Century and the Notes
thereto appearing in Century's 2000 Annual Report on Form 10-K filed with the
Securities and Exchange Commission. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2001 or any future periods. During the first quarter, Century completed its previously announced acquisition of GrandBanc, Inc. in a stock for stock exchange value at
$9.4 million. Certain prior period balances have been reclassified to conform to the current period.

(2)      Acquisition Activities

         On August 25, 2000, Century assumed $51.8 million of deposit liabilities, purchased $3.4 million of mortgage loans and $1.0 million of fixed assets, and recorded $3.5 million of intangible assets related to the purchase of the Reston Branch of Resource Bank located in Fairfax County, Virginia (the
Reston Branch). In connection with the transaction, Century also assumed the lease for the branch location at 1498 North Point Village Center in Reston,
Virginia. The Reston Branch premises consist of approximately 2,600 square feet, which are under lease through 2013, with additional options to renew for two successive terms of five years each.

         On March 15, 2001, Century consummated its merger with GrandBanc, Inc.
(OTC: GDBC) in a stock-for-stock exchange valued at $9.4 million. Shareholders of GrandBanc, Inc. received .3318 shares of Century's common stock for each of the 4,049,665 shares of GrandBanc, Inc. common stock and cash in lieu of each fractional share at the rate of $6.9375. The merger was accounted for as a pooling of interests. GrandBanc, Inc., which had $118.0 million in total assets at December 31, 2000 is the parent holding company of GrandBank, a Maryland chartered commercial bank headquartered in Rockville, Maryland, which operates four banking offices in Montgomery County, Maryland and one banking office in
Alexandria, Virginia. All financial information has been restated to effect the pooling of interests.

(3)      Investment Securities

         Investment securities available-for-sale, and their contractual maturities, at March 31, 2001 and December 31, 2000 are summarized as follows:

                                                       Amortized      Gross Unrealized    Gross Unrealized
                  March 31, 2001                          Cost             Gains               Losses           Fair Value
---------------------------------------------------- --------------- ------------------- ------------------- -----------------
Obligations of U.S. government agencies:
         Within one year                                $ 7,946,798             $41,339               $   -       $ 7,988,137
         After one, but within five years                23,536,444             376,327                   -        23,912,771
         After five, but within ten years                24,509,594             400,226              28,863        24,880,957
---------------------------------------------------- --------------- ------------------- ------------------- -----------------
                                                         55,992,836             817,892              28,863        56,781,865
---------------------------------------------------- --------------- ------------------- ------------------- -----------------
Obligations of states and political subdivisions:
         After five but within ten years                    846,427              68,435                   -           914,862
         After ten years                                  7,428,116             663,035                 250         8,090,901
---------------------------------------------------- --------------- ------------------- ------------------- -----------------

                                                          8,274,543             731,470                 250         9,005,763
---------------------------------------------------- --------------- ------------------- ------------------- -----------------

Mortgage-backed securities                               20,181,507              11,119              29,834        20,162,792
---------------------------------------------------- --------------- ------------------- ------------------- -----------------

Other debt securities:
         After ten years                                  5,326,479             514,386               5,000         5,835,865
---------------------------------------------------- --------------- ------------------- ------------------- -----------------

Total debt securities                                    89,775,365           2,074,867              63,947        91,786,285
Equity securities                                         3,174,215             102,386                   -         3,276,601
---------------------------------------------------- --------------- ------------------- ------------------- -----------------
Total investment securities available-for-sale          $92,949,580          $2,177,253             $63,947       $95,062,886
---------------------------------------------------- --------------- ------------------- ------------------- -----------------

   On January 1, 2001, Century adopted SFAS 133 and elected to reclassify its entire held-to-maturity securities portfolio to available-for-sale.

                            CENTURY BANCSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-Q
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(3)      Investment Securities, continued

                                                      Amortized       Gross Unrealized    Gross Unrealized
                December 31, 2000                        Cost              Gains               Losses           Fair Value
-------------------------------------------------- ----------------- ------------------- ------------------- -----------------
Obligations of U.S. government agencies:
         Within one year                                $14,345,338             $ 3,287            $ 28,638       $14,319,987
         After one, but within five years                30,643,605             153,825              77,093        30,720,337
         After five, but within ten years                25,008,644             236,346             460,120        24,784,870
-------------------------------------------------- ----------------- ------------------- ------------------- -----------------
                                                         69,997,587             393,458             565,851        69,825,194
-------------------------------------------------- ----------------- ------------------- ------------------- -----------------
Mortgage-backed securities                               19,211,323                 346             371,038        18,840,631
-------------------------------------------------- ----------------- ------------------- ------------------- -----------------
Total debt securities                                    89,208,910             393,804             936,889       88,665,825`
Equity securities                                         2,954,215             102,386                   -         3,056,601
-------------------------------------------------- ----------------- ------------------- ------------------- -----------------
Total investment securities available-for-sale          $92,163,125            $496,190            $936,889       $91,722,426
-------------------------------------------------- ----------------- ------------------- ------------------- -----------------

         Expected maturities may differ from contractual maturities of mortgage-backed securities and collateralized mortgage obligations because borrowers have the right to prepay their obligations at any time.

         As a member of the Federal Home Loan Bank system, the Bank and
GrandBank are required to hold shares of stock in the Federal Home Loan Bank of
Atlanta. The Bank, as a member of the Federal Reserve system is required to hold shares in the Federal Reserve Bank of Richmond.

         Investment securities totaling $47.2 million and $51.3 million at March
31, 2001 and December 31, 2000, respectively, were pledged to secure FHLBA borrowings, public deposits, customer repurchase accounts, and other borrowings.
Investment securities available for sale were called for gross proceeds of $11.7 million in 2001 resulting in a gross gain of $44,000. No investment securities were sold during 2001 or 2000.

         Investment securities held-to-maturity at December 31, 2000 are summarized as follows:

                                                           Amortized       Gross Unrealized     Gross Unrealized
                  December 31, 2000                           Cost               Gains               Losses          Fair Value
------------------------------------------------------- ----------------- -------------------- ------------------- ----------------
Obligations of U.S. government agencies:
         After one, but within five years                    $ 5,999,326             $ 31,250               $   -      $ 6,030,576
------------------------------------------------------- ----------------- -------------------- ------------------- ----------------
Obligations of states and political subdivisions:
         After five but within ten years                       1,090,617               80,081                   -        1,170,698
         After ten years                                       7,183,792              509,139               9,790        7,683,141
------------------------------------------------------- ----------------- -------------------- ------------------- ----------------
                                                               8,274,409              589,220               9,790        8,853,839
------------------------------------------------------- ----------------- -------------------- ------------------- ----------------
Mortgage-backed securities                                     1,788,917                  286              22,117        1,767,086
------------------------------------------------------- ----------------- -------------------- ------------------- ----------------
Other:
         After ten years                                       4,326,479              185,752                   -        4,512,231
------------------------------------------------------- ----------------- -------------------- ------------------- ----------------
Total investment securities held-to-maturity                 $20,389,131             $806,508             $31,907      $21,163,732
------------------------------------------------------- ----------------- -------------------- ------------------- ----------------

                            CENTURY BANCSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-Q
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4)      Income (Loss) per Common Share

         Basic income (loss) per common share is calculated by dividing net income by the weighted-average common shares outstanding. Diluted income (loss)
per common share is calculated by dividing net income (loss) by the sum of weighted-average common shares and potentially dilutive common shares. On
February 18, 2000, Century declared a 5% stock dividend payable on April 17,
2000, to common stock shareholders of record as of March 15, 2000, resulting in the issuance of 136,152 shares and a proportionate increase in the number of shares of common stock issuable upon the exercise of stock options outstanding.
Weighted-average shares outstanding and all share and per share data have been restated for the effect of this stock dividend.

         In accordance with SFAS No. 128, the calculation of basic income (loss)
per common share and diluted income (loss) per common share is detailed below:

                                                                   Three Months Ended
                                                             --------------------------------
                                                                        March 31,
                                                             --------------------------------
                                                                  2001            2000
                                                             --------------- ----------------
Basic Income (Loss) Per Common Share:
Net income (loss)                                               $ (971,421)        $ 431,712

Weighted average common shares outstanding                        4,102,203        4,066,072
                                                             --------------- ----------------
Basic income (loss) per common share                                $(0.24)            $0.11
                                                             --------------- ----------------
Diluted Income (Loss) Per Common Share:
Net income (loss)                                               $ (971,421)        $ 431,712

Weighted average common shares outstanding                        4,102,203        4,066,072
Dilutive effect of stock options                                     58,477           77,230
                                                             --------------- ----------------
Diluted weighted average
  common shares outstanding                                       4,160,680        4,143,302
                                                             --------------- ----------------
Diluted income (loss) per common share                              $(0.23)            $0.10
                                                             --------------- ----------------

(5)      New Financial Accounting Standards

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and
Hedging Activities," was issued. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. In certain circumstances a derivative may be specifically designed as a hedge of the exposure to changes in the fair values of a recognized asset or liability or an unrecognized firm commitment, the exposure to variable cash flows of a forecasted transaction, or the exposure to fluctuations in foreign currency. Among a number of other provisions, SFAS 133 allows entities to reclassify held-to-maturity securities without calling into question management's intent for the remainder of its securities portfolios. In June 2000, SFAS No. 138, "Accounting for Certain
Derivative Instruments and Certain Hedging Activities," was issued to amend SFAS
No. 133 to address a limited number of issues related to implementation of SFAS
133. Century adopted SFAS 133 on January 1, 2001 and elected to reclassify its entire held-to-maturity securities portfolio into the available-for sale securities portfolio, which resulted in a transition adjustment that increased stockholders' equity by $503,000, net of income taxes.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Overview

         Century Bancshares, Inc., a Delaware corporation (Century), and a registered bank holding company under the Bank Holding Company Act of 1956, as amended (BHCA), was incorporated and organized in 1985. Century began active operations in 1986 with the acquisition of its subsidiary, Century National Bank
(Bank), a full service bank that opened for business in 1982. The Bank provides a broad line of financial products and services to small and middle market businesses and individuals in the greater Washington, DC metropolitan area. With the addition of a new branch in Reston, Virginia, in August 2000, Century, under the Bank name, currently operates seven full-service banking offices - two in downtown Washington, four in Northern Virginia and one in Bethesda, Maryland and an insurance agency at the following locations:

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
Reston Branch -1498 North Point Village Center, Reston, Virginia 20194
 (Acquired August 2000)

         On March 15, 2001, Century consummated its merger with GrandBanc, Inc.
(OTC: GDBC) in a stock-for-stock exchange valued at $9.4 million. Shareholders of GrandBanc, Inc. received .3318 shares of the Company's common stock for each of the 4,049,665 shares of GrandBanc, Inc. common stock and cash in lieu of each fractional share at the rate of $6.9375. The merger was accounted for as a pooling of interests and all financial information has been restated to give effect to the pooling of interests. GrandBanc, Inc., which had $118.0 million in total assets at December 31, 2000 was the parent holding company of GrandBank, a
Maryland chartered commercial bank headquartered in Rockville, Maryland. Century now operates banking offices under the GrandBank name at the following locations:

Twinbrook Square Branch (headquarters) - 1800 Rockville Pike, Rockville,
Maryland 20852 Bethesda Metro Branch - 7535 Old Georgetown Road, Bethesda,
Maryland 20816 Kenwood Branch - 5272 River Road, Bethesda, Maryland 20816
Germantown Branch - 19701 Frederick Avenue, Germantown, Maryland 20876
Alexandria Branch - 301 South Washington Street, Alexandria, Virginia 22314

         Century intends to merge GrandBank into the Bank prior to the close of the second quarter 2001.

         Century's principal executive offices are located at 1275 Pennsylvania
Avenue, NW, Washington, DC 20004, and the phone number at that address is (202)
496-4100.

         Century derives substantially all of its revenue and income from the operation of the Bank and GrandBank, which provide a full range of commercial and consumer banking services to small and middle market businesses and individuals in the Washington, DC metropolitan area. As of March 31, 2000,
Century had total assets of $415.5 million, total deposits of $331.4 million, and stockholders' equity of $24.8 million. At March 31, 2001, there were approximately 1,385 shareholders of Century's common stock, par value $1.00 per share ("Common Stock").

         Items 2 and 3 of this report contain certain forward-looking statements regarding future financial condition and results of operations and the Century's business operations. The words "may," "intend," "will," "believe," "expect,"
"estimate," "anticipate," "predict" and similar expressions, the negatives of those words and other variations on those words or comparable terminology are intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions and, although Century believes that such assumptions are reasonable, it can give no assurance that its expectations regarding these matters will be achieved. Our actual results may differ materially from what we expect. The important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, the factors discussed in Century's Form 10-K for the year ended December 31, 2000 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as the following factors: integration of the operations of GrandBanc, Inc., general economic conditions in the Washington, DC metropolitan area; changes in interest rates;
changes in asset quality; the effect on Century of the extensive scheme of regulation by several

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS, CONTINUED

Overview continued

federal agencies; the departure of certain key executives; and competition from other providers of financial services. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, such actual outcomes may vary materially from those indicated.

Net Income

         For the three months ended March 31, 2001, Century's reported a net loss of $971,000, or $(0.23) per diluted common share, compared with net income of $432,000 for the three months ended March 31, 2000, or $0.10 per diluted common share. In the first quarter of 2001, Century incurred $1.5 million in after-tax merger-related expense associated with the GrandBanc, Inc. merger. Net income, exclusive of this after-tax merger-related expense, or core earnings, was $545,000,or $0.13 per diluted common share, a 26% increase compared with the same period last year. The increase in core earnings was primarily attributable to a $346,000, or 10%, increase in net interest income resulting from a 33%
increase in average earning assets, and a $170,000, or 39%, increase in noninterest income, which were partially offset by an increase in noninterest expense, exclusive of the merger-related expense, of $385,000, or 14%. Return on average assets was (0.97)% in the first quarter of 2001 compared with 0.56% for the same period in 2000. Return on average stockholders' equity was (15.57)% for the three months ended March 31, 2001, compared with 7.37% for the same period in 2000. Return on average assets and return on average equity for the first quarter of 2001, exclusive of after-tax merger-related expense, were 0.54% and
8.74%, respectively, compared with 0.56% and 7.37%, respectively, for the same period last year. The ratio of stockholders' equity to total assets was 5.98% at
March 31, 2001 compared with 6.46% at March 31, 2000. A more comprehensive discussion of the earnings performance follows.

Net Interest Income

         For the quarter ended March 31, 2001, net interest income, on a fully taxable-equivalent basis, was $3.770 million compared with $3.362 million for the quarter ended March 31, 2000, an increase of $408 thousand, or 12%. The increase in net interest income between the periods was primarily the result of a 33% increase in average earning assets partially offset by a 69 basis point reduction in the net interest margin to 4.04% for the first quarter of 2001 from
4.73% for the same period in 2000. While the yield on average earning assets increased 13 basis points, the average rate paid on interest-bearing liabilities increased 76 basis points. The average cost of funds registered a steeper increase, in part due to competitive pressures, a customer preference for higher-rate money market accounts and time deposits, and to a greater degree, an increase in wholesale funding, the impact of the trust preferred issuance in late March 2000 (See "Preferred Securities of Subsidiary Trust") and the
high-cost funding base of the Reston Branch acquired in August, 2000.

         The following tables set forth the average yields and rates for interest earned and paid for significant categories of interest earning assets and interest bearing liabilities, and their average balances, for the three periods ended March 31, 2001 and 2000.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS, CONTINUED

Net Interest Income, continued

                   AVERAGE BALANCES AND INTEREST YIELDS/RATES
                             (Dollars in Thousands)

                                                         Three Months Ended March 31,
                                 -----------------------------------------------------------------------------
                                                 2001                                   2000
                                 ------------------------------------- ---------------------------------------
                                                Interest    Average                   Interest      Average
                                   Average      Income/      Yield/      Average      Income/       Yield/
                                   Balance      Expense       Rate       Balance      Expense        Rate
                                 ------------- ----------- ----------- ------------ ------------- ------------

Interest-Earning Assets
  Loans, net (1)                     $265,032      $6,041       9.24%     $199,057        $4,596        9.29%
  Investment securities (2)(3)        105,898       1,742       6.67%       68,306         1,046        6.16%
  Federal funds sold                    6,582          90       5.55%       10,463           149        5.73%
  Interest bearing deposits
    with other banks                    1,386          15       4.39%        7,811           108        5.56%
                                 ------------- -----------             ------------ -------------
Total interest-earning assets         378,898       7,888       8.44%      285,637         5,899        8.31%
(3)

  Cash and due from banks              11,092                               10,541
  Other assets                         17,790                               11,861
                                 -------------                         ------------
Total assets                         $407,780                             $308,039
                                 -------------                         ------------

Interest-Bearing Liabilities
  Interest-Bearing Deposits:
    NOW accounts                     $ 40,610       $ 107       1.07%     $ 32,320        $  108        1.34%
    Savings accounts                   34,759         351       4.10%       24,679           235        3.83%
    Money market accounts              42,521         393       3.75%       34,988           310        3.56%
    Time deposits                     155,615       2,431       6.34%      113,915         1,468        5.18%
  Borrowings and
    notes payable                      52,450         836       6.46%       28,070           416        5.96%
                                 ------------- -----------             ------------ -------------
Total interest-bearing
    liabilities                       325,955       4,118       5.12%      233,972         2,537        4.36%

  Non-interest bearing deposits        52,345                               46,660
  Other liabilities                     4,181                                3,816
                                 -------------                         ------------
Total liabilities                     382,481                              284,448

Stockholders' equity                   25,299                               23,591
                                 -------------                         ------------
Total liabilities and
    stockholders' equity             $407,780                             $308,039
                                 -------------                         ------------

                                               -----------                          -------------
Net interest income and spread                     $3,770       3.32%                     $3,362        3.95%
                                               -----------                          -------------

Net interest margin (3)                                         4.04%                                   4.73%

(1) Non-accrual loan balances are included in the calculation of Average Balances - Loans, Net.  Interest income on non-accrual loan balances is included in interest income to the extent that it has been collected.
(2) Average balance and average rate for investment securities are computed based on amortized cost basis.  See note 5 of the
    Condensed Notes to Consolidated Financial Statements (Unaudited).
(3) Interest and yield on obligations of state and political subdivisions included in investment securities are computed on a taxable-equivalent basis using a federal tax rate of 34%.

                            CENTURY BANCSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-Q

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS, CONTINUED

Noninterest Income

         Noninterest income was $602,000 in the first quarter of 2001, a
$170,000, or 39% increase when compared with $432,000 in the same quarter of
2000 (see table below). The increase between the periods was primarily due to increases in deposit service charges of 14% resulting from higher volumes, coupled with the effects of service charge fee increases implemented early in the second quarter of 2000. The securities gains in 2001 were the result of early redemptions prior to stated maturity (calls). Of the $62,000 increase in other income $39,000 was attributable to volume driven increases in credit card and merchant fees.

                                                                      NONINTEREST INCOME

                                                                 Three Months Ended March 31,
                                                 -------------------------------------------------------------
                                                     2001          2000          $ Change         % Change
                                                 ------------- -------------- ---------------- ---------------
Service charges on deposit accounts                 $ 390,986       $342,570        $ 48,416           14.1%
Mortgage loan origination fees                         18,262          9,983           8,279           82.9
Commission and other fee income                        74,355         66,233           8,122           12.3
Gain on sales/calls of investment securities           43,651              -          43,651              -
Other income                                           75,173         13,293          61,880          465.6
                                                 ------------- -------------- ---------------- ---------------
Total noninterest income                            $ 602,427       $432,079       $ 170,348           39.4%
                                                 ------------- -------------- ---------------- ---------------

Noninterest Expense

Noninterest expense was $4.9 million in the first quarter of 2001, an increase of $2.1 million, or 72%, when compared with the same period in 2000 when total noninterest expense was $2.9 million. Exclusive of merger-related expense of
$1.7 million associated with the GrandBanc, Inc. merger, noninterest expense in the first quarter of 2001 was $3.2 million, an increase of 385,000, or 14%
compared with the first quarter of 2000. Most components of noninterest expense, as detailed below, increased in the first quarter of 2001 compared with the first quarter of last year primarily due to the increase in infrastructure coinciding with the acquisition of the Reston Branch in August 2000 and the establishment of a loan production office in February 2000. Salaries and benefits declined $26,000 or 2%, as strong loan volume in 2001 triggered an increase of $150,000 in SFAS 91 salary deferrals compared with the same period last year. A decline in full-time equivalent employees at GrandBank from the prior year also acted to offset the increase in the number of full-time equivalent employees at the Bank. Depreciation and amortization also registered a small decline as several fixed assets became fully depreciated at December 31,
2000.

The merger-related expense incurred in the first quarter includes $372,000 for investment banking fees, $242,000 for legal and accounting fees, $357,000 in penalties for the termination of GrandBank's data processing agreement with M& I,
$290,000 for the write-off of M&I capitalized conversion costs, $327,000 in severance payments and $95,000 of other transaction related costs. Of the total merger-related expense incurred through March 31, 2001, $1.226 million has been paid and $457,000 remains accrued at March 31, 2001. Century expects the remaining accruals to be paid in the second quarter of 2001.

         The following table sets forth the various categories of, and changes in, noninterest expense for the three months ended March 31, 2001 and 2000:

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS, CONTINUED

Noninterest Expense, continued

                                                            NONINTEREST EXPENSE

                                                          Three Months Ended March 31,
                                         ---------------------------------------------------------------
                                              2001            2000          $ Change       % Change
                                         --------------- --------------- --------------- --------------
Salaries and employee benefits               $1,308,315      $1,333,847        $(25,532)        (1.9)%
Occupancy and equipment expense                 473,310         390,724          82,586         17.4
Professional fees                               282,966         214,205          68,761         32.1
Data processing                                 281,840         248,359          33,481         13.5
Depreciation and amortization                   167,564         176,295         (8,731)         (5.0)
Amortization of intangibles                     189,988          97,968          92,020         93.9
Communications                                  167,699         143,089          24,610         17.2
Federal deposit insurance premiums               15,213          12,331           2,882         23.4
Other expenses                                  358,452         243,162         115,290         47.4
                                         --------------- --------------- ---------------
Total noninterest expense-exclusive
  of merger-related expense                   3,245,347       2,859,980         385,367         13.5
Merger-related expense                        1,682,853               -       1,682,853            -
                                         --------------- --------------- --------------- --------------
Total noninterest expense                    $4,928,200      $2,859,980      $2,068,220         72.3%
                                         --------------- --------------- --------------- --------------

Investments

         Century's investment portfolio of $95.1 million as of March 31, 2001 consisted mostly of U.S. Government Agency obligations supplemented by municipals, mortgage-backed securities and corporate bonds. This represented a decrease of $17.0 million, or 15%, compared with the investment portfolio total of $112.1 million at December 31, 2000. Cash flows from repayments and redemptions prior to scheduled maturity, primarily in the U.S. Government Agency sector, accelerated during the first three months of 2001 triggered by the declining rate environment. These cash flows were partially utilized to fund loans and partially to augment balances invested in short-term instruments.
Century adopted SFAS 133 beginning January 1, 2001 and elected to reclassify its entire held-to-maturity securities portfolio as available for sale securities.

Loans

         Century presently is, and in the future expects to remain, a middle market banking organization serving professionals and businesses with interests in and around the Washington, DC metropolitan area. Most of Century's loan portfolio is collateralized by first mortgages on commercial or residential real estate or home equity lines of credit on residential real estate. The loan portfolio at March 31, 2001 increased $13.4 million, or 5.2%, since December 31,
2000 and $72.2 million, or 36% since March 31, 2000. The increase since year-end
2000 was primarily reflected in the commercial real estate and commercial loan sectors. The increase in comparison to the same period last year was primarily reflected in the home equity and commercial real estate sectors as strong loan demand in the last twelve months was supplemented by selected portfolio purchases of $26 million, including $15.4 million in variable-rate home equity loans. Century views such loan portfolio purchases as an effective way to employ excess funds when deposit growth exceeds loan generation capacity on a short-term basis, such as existed immediately after the acquisition of the
Reston branch in August 2000. As of March 31, 2001 and 2000, approximately
$199.9 million, or 73% and $133.6 million, or 67%, respectively, of Century's total loan portfolio consisted of loans secured by real estate, of which 1-to-4 family residential mortgage loans and home equity lines of credit represented
$44.2 million, or 25%, and $34.6 million, or 26%, respectively, of Century's total loan portfolio. Given the localized nature of Century's lending activities, the primary risk factor affecting the portfolio as a whole is the health of the local economy and its effects on the value of local real estate.
The Company mitigates this risk by maintaining strong underwriting guidelines.

                            CENTURY BANCSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-Q

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS, CONTINUED

Loans, continued

         The following table sets forth the composition of the Company's loan portfolio by type of loan on the dates indicated:

                             LOAN PORTFOLIO ANALYSIS
                             (Dollars in Thousands)
                                                             March 31,           December 31,
                                                  ------------------------------ ---------------
                                                      2001            2000            2000
                                                  -------------- --------------- ---------------
Aggregate Principal Amount
Type of loan:
    1-4 family residential mortgage                     $39,083         $33,544         $38,560
    Home equity loans                                    29,670          13,201          30,659
    Multifamily residential                               5,007           3,413           3,588
    Construction                                         16,397           7,612          15,507
    Commercial real estate                              109,709          75,825         103,365
    Commercial loans                                     57,575          53,468          52,035
    Installment and credit card loans                    15,411          13,550          15,493
    Other loans                                               6              73               8
                                                  -------------- --------------- ---------------
Gross loans                                             272,858         200,686         259,215
Less: unearned income and deferred costs                    (87)           (104)            153
                                                  -------------- --------------- ---------------
Total loans, net of unearned                           $272,771        $200,582        $259,368
                                                  -------------- --------------- ---------------

Percentage of Loan Portfolio
Type of loan:
    1-4 family residential mortgage                       14.3%           16.7%           14.9%
    Home equity loans                                     10.9%            6.6%           11.8%
    Multifamily residential                                1.8%            1.7%            1.4%
    Construction                                           6.0%            3.8%            6.0%
    Commercial real estate                                40.2%           37.8%           39.9%
    Commercial loans                                      21.1%           26.6%           20.1%
    Installment and credit card loans                      5.7%            6.8%            5.9%
    Other loans                                              -%              -%              -%
                                                  -------------- --------------- ---------------
Gross loans                                              100.0%          100.0%          100.0%
                                                  -------------- --------------- ---------------

Asset Quality

         In originating loans, Century recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for such loan. Century maintains an allowance for credit losses based upon, among other things, such factors as historical experience, the volume and type of lending conducted by Century, the amount of nonperforming assets, regulatory policies, generally accepted accounting principles, general economic conditions, and other factors related to the collectibility of loans in Century's portfolios. In addition to unallocated allowances, specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans that are contractually past due and after considering the net realizable value of the collateral for the loan.

         Management actively monitors Century's asset quality in a continuing effort to charge off loans against the allowance for credit losses when appropriate and to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if actual economic conditions and other assumptions differ from those used in making the initial determinations. At March 31, 2001, the allowance for credit losses was $2.8 million, or 1.01% of total loans compared with $2.2 million, or 1.11% of total loans as of March 31, 2000 and
$3.0 million, or 1.14% of total loans at

                            CENTURY BANCSHARES, INC.
                           QUARTERLY REPORT ON FORM 10-Q

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS, CONTINUED

Asset Quality, continued

December 31, 2000. The combined effect of loan growth and the utilization of specific reserves associated with nonperfoming loan balances charged-off during the first quarter of 2001 resulted in an overall decline in the ratio of allowance for credit losses to total loans. However, management believes the allowance at March 31, 2001 is adequate to absorb estimated probable credit losses based on the evaluation factors described above. The allowance for credit losses as a percentage of nonperforming loans was 88% at March 31, 2001, compared to 208% at March 31, 2000.

         Provisions for credit losses are charged to income to bring the total allowance for credit losses to a level deemed appropriate by management, based on the factors identified above. The provision for credit losses during the first three months of 2001 was $490,000 compared with $225,000 for the same period last year, an increase of $265,000, or 118%. Included in the increase is a one-time provision of $250,000 associated with the merger with GrandBanc,
Inc., to apply consistency in evaluation methodology concurrent with the centralization of credit policy. The increase in the provision is reflective of the 36% growth in loans outstanding in the past twelve months, coupled with an increase in net charge-offs. Net charge-offs for the three months ended March
31, 2001 were $687,000 compared with $202,000 for the same period last year.

Nonperforming Loans

         The following table sets forth certain information with respect to
Century's non-accrual loans, other real estate owned and accruing loans which are contractually past due 90 days or more as to principal or interest, for the periods indicated:
                                                        NONPERFORMING ASSETS
                                                       (Dollars in Thousands)

                                                     March 31,            December 31,
                                               ------------------------ ---------------
                                                  2001        2000           2000
                                               ----------- ------------ ---------------

Non-accrual loans                                   $769        $564           $633
Accruing past due 90 days or more                  2,376         511            641
                                               ----------- ------------ ---------------
Total nonperforming loans                          3,145       1,075          1,274

Other real estate owned                                 -        114              -
                                               ----------- ------------ ---------------
Total nonperforming assets                        $3,145      $1,189          $1,274
                                               ----------- ------------ ---------------

Nonperforming assets to total assets                0.76%        0.35%           0.31%
Nonperforming loans to total loans                  1.15%        0.54%           0.49%

         Total nonperforming loans were $3.145 million at March 31, 2001, compared with $1.189 million and $1.274 million at March 31 2000 and December
31, 2000, respectively. Loans past due 90 days or more at March 31, 2001 includes one borrowing relationship for $1.1 million for which the borrower was experiencing a seasonal cash flow shortage. The collateral value for this loan is well in excess of the loan balance. Century has accelerated collection efforts with regard to these borrowing relationships and based on the current assessment of collateral values and other factors, management expects to resolve these credits without incurring any material losses. Interest and principal collections during the month of April 2001 reduced the level of nonperfoming loans by more than $1.5 million.

Allowance for Credit Losses

         Century maintains an allowance for credit losses based upon, among other things, such factors as historical experience, the volume and type of lending conducted by Century, the amount of nonperforming assets, regulatory policies, generally accepted accounting principles, general economic conditions, and other factors related to the collectibility of loans in the Company's portfolio.8 million or, 1.01% of total loans as of March 31, 2001.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS, CONTINUED

Allowance for Credit Losses, continued

Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if such factors and conditions differ from the assumptions used in making the initial determinations. Based upon criteria consistently applied during the periods, Century's allowance for credit losses was $2

         The following table sets forth an analysis of the Company's allowance for credit losses for the periods indicated:

                           ALLOWANCE FOR CREDIT LOSSES
                             (Dollars in Thousands)

                                                  Three Months Ended March 31,
                                            ----------------------------------------
                                                   2001                 2000
                                             ------------------ ---------------------

Average net loans outstanding                        $265,032              $199,057

Loans outstanding at period-end                       272,771               200,582

Total nonperforming loans                               3,145                 1,075
                                             ------------------ ---------------------

Beginning balance of allowance                         $2,958                $2,209

Loans charged-off:
Commercial loans                                          646                   151
Installment and credit card loans                          56                    84
                                             ------------------ ---------------------
Total loans charged off                                   702                   235

Recoveries of previous charge-offs:
1-4 family residential mortgage                             -                     1
Home equity loans                                           1                     -
Commercial loans                                            8                    26
Installment and credit card loans                           6                     6
                                             ------------------ ---------------------
Total recoveries                                           15                    33
                                             ------------------ ---------------------
Net loans charged-off                                     687                   202

Provision for credit losses                               490                   225

                                             ------------------ ---------------------
Balance at end of period                               $2,761                $2,232
                                             ------------------ ---------------------

Allowance as % of total loans                            1.01%                 1.11%
Nonperforming loans as % of total loans                  1.15%                 0.54%
Allowance as % of nonperforming loans                      88%                  208%

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS, CONTINUED

Deposits

         Century's total deposits at March 31, 2001, were $331.4 million, an increase of $57.9 million, or 21.2%, over the balance at March 31, 2000, and an increase of $2.3 million, or .7% compared with 2000's year-end balance. The increase at March 31, 2001 compared with March 31, 2000 includes the effect of the Reston Branch purchase in August 2000. Total average deposits were $325.9 million for the first three months ended March 31, 2001, an increase of $73.3 million, or 29%, compared with the first three months of 2000. Century views deposit growth as a significant challenge in its effort to increase its asset size, as evidenced by the less than 1% increase in deposits levels since year-end 2000. Thus, Century is focusing on its branching program with increased emphasis on commercial accounts, and the offering of more competitive interest rates and products to stimulate deposit growth. This strategy has and will continue to result in a relatively higher cost of funds in addition to lower fee income as many of these commercial customers may utilize accounts with lower transaction costs and have a lower number of transactions than retail customers.

         The following table sets forth the average balances and weighted average rates for the Company's categories of deposits for the periods indicated:
                                AVERAGE DEPOSITS
                             (Dollars In Thousands)

                                                              Three Months Ended March 31,
                                      -----------------------------------------------------------------------------
                                                     2001                                     2000
                                      ------------------------------------ -- -------------------------------------
                                                                                Weighted                                 Weighted
                                       Average      Average       % of          Average      Average       % of
                                       Balance       Rate        Total          Balance       Rate        Total
                                      ----------- ------------ -----------    ------------ ------------ -----------
Noninterest-Bearing Deposits             $52,345        0.00%       16.1%         $46,660        0.00%       18.5%
Interest-Bearing Deposits:
    NOW accounts                          40,610        1.07        12.4           32,320        1.34        12.8
    Savings accounts                      34,759        4.10        10.7           24,679        3.83         9.8
    Money market accounts                 42,521        3.75        13.0           34,988        3.56        13.8
    Time deposits                        155,614        6.34        47.8          113,915        5.18        45.1
                                      -----------              -----------    ------------              -----------
Total                                   $325,849                   100.0%        $252,562                   100.0%
                                      -----------              -----------    ------------              -----------
Weighted Average Rate                                   4.08%                                    3.38%
                                                  ------------                             ------------

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

Capital Resources

         Total stockholders' equity at March 31, 2001, was $24.8 million, an increase of $664,000 compared with total stockholders' equity of $24.2 million at December 31, 2000. Stockholders' equity was decreased during the first three months of 2001 by a net loss of $971,000 and increased $6,000 on the exercise of stock options; and $1.6 million in unrealized gains on investment securities available for sale, net of the tax effect.

         The Office of the Comptroller of the Currency has established certain minimum risk-based capital standards that apply to national banks, and Century is subject to certain capital requirements imposed on bank holding companies by the Federal Reserve Board. Until the merger of GrandBank into the Bank, which is expected to occur during the second quarter of 2001, GrandBank is subject to capital requirements imposed by the Maryland Commission of Financial Regulation.
At March 31, 2001, the Bank, separately and on a pro forma basis combined with
GrandBank exceeded all applicable regulatory capital requirements for classification as a "well capitalized" bank, and Century satisfied all applicable regulatory requirements imposed on it by the Federal Reserve Board

         At March 31, 2001, Century's risk-based capital ratios for Tier I
Capital to risk weighted assets, Total Capital to risk weighted assets, and Tier
1 Capital to average assets were 8.40%, 9.62% and 6.37%, respectively.

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
The asset liquidity of the Bank is maintained in the form of vault cash, demand deposits with commercial banks, federal funds sold, interest-bearing deposits with other financial institutions, short-term investment securities, other investment securities available-for-sale, and short-term loans. Century has defined "cash and cash equivalents" as those amounts included in cash and due from banks and federal funds sold. At March 31, 2001, Century had cash and cash equivalents of $19.2 million, a slight decrease when compared with the $20.2 million at December 31, 2000. Interest bearing deposits in banks, which primarily represent overnight investments, increased to $10.6 million at March
31, 2001 compared with $310,000 at December 31, 2000 as a portion of investment securities runoff resulting from repayments and redemptions prior to maturity was invested in these short-term instruments. (See "--Investments")

         Liability liquidity is provided by access to core funding sources, principally customers' deposit accounts in Century's market area. As a member of the Federal Home Loan Bank of Atlanta ("FHLBA"), Century is able to borrow up to
20% of its assets, on a short-term or long-term basis, secured by a blanket pledge of its 1-to-4-family residential mortgage loans, investment securities, and other assets. Century also has lines of credit from larger correspondent banks to borrow excess reserves on an overnight basis (known as "federal funds purchased") in the amount of $5.7 million, and to borrow on a secured basis
("repurchase agreements") in the amount of $5.0 million. At March 31, 2001,
Century had no outstanding federal funds purchased, and $23.4 million in customer repurchase agreements. Also at March 31, 2001, Century was utilizing
$20.2 million of available FHLBA credit in the form of fixed-rate ($17.2 million) and variable-rate ($3.0 million) advances with an average cost of
6.25%. Century utilizes fixed rate term credit advances from the FHLBA to fund fixed-rate real estate loans and investments of comparable terms and maturities.

         Century had cash on hand $675,000 at the holding company level at March
31, 2001. The Century anticipates using these funds as working capital available to support the future growth of the franchise as well as to pay normal operating expenses and dividends on the Capital Securities (see "Preferred Securities of
Subsidiary Trust"). Working capital is further augmented by dividends available from the Bank, subject to certain regulatory restrictions generally applicable to national banks.

                            CENTURY BANCSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-Q

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Century's principal market risk exposure is to interest rates. Market risk is the risk of loss from adverse changes in market prices and rates, arising primarily from interest rate risk in Century's portfolios, which can significantly impact Century's profitability.

         Net interest income, which constitutes the principal source of income for Century represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities.
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

         Management seeks to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. Toward this end,
Century has a Finance Committee which reviews, on a regular basis, the maturity and repricing of the assets and liabilities of Century. The Finance Committee has adopted the objective of achieving and maintaining a one-year cumulative
GAP, as a percent of total assets, of between plus 10% and minus 10%. On a consolidated basis, Century's one-year cumulative gap was a negative 3.0% of total assets at March 31, 2001.

         In addition, potential changes in net interest income under various interest rate scenarios are monitored. The Finance Committee has adopted the objective that an immediate increase or decrease of 200 basis points in market interest rates should not result in a change of more than 10% (plus or minus) in
Century's projected net interest income over the next twelve months, and not more than 20% (plus or minus) in projected net income over such period. At March
31, 2001, the forecasted impact of an immediate increase (or decrease) of 200 basis points would have resulted in an increase (or decrease) in net interest income over a twelve month period of 3.57% and (2.04%), respectively, and an increase (or decrease) in net income over a twelve month period of 12.09% and
(6.92%), respectively.

         Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, the analysis included herein is not intended to be a forecast of the actual effect of a change in market interest rates on Century. The analysis is based on Century's assets and liabilities as of March 31, 2001 and does not contemplate any actions Century might undertake in response to changes in market interest rates, which could change the anticipated results.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.         The following exhibits are filed with this report:

                  Exhibit 10.1      Amendment No. 3 dated February 20, 2001 to Executive Employment Agreement dated  September 1, 1996 of Joseph S. Bracewell

                  Exhibit 10.2      Severance Agreement dated February 20, 2001 by and between the registrant and Marvin Fabrikant

                  Exhibit 10.3      Severance Agreement dated February 20, 2001 by and between the registrant and Shaza L. Andersen

                  Exhibit 10.4      Severance Agreement dated November 14, 2001 by and between the registrant and Dale G. Phelps

                  Exhibit           11 Computation of Earnings Per Share for the three-month periods ended March 31, 2001 and
                                    March 31, 2000.

(b)      Reports on Form 8-K

                  A current report on Form 8-K was filed on January 19, 2001, announcing year 2000 earnings.

                  A current report on Form 8-K was filed on March 16, 2001 announcing the completion of Century's merger with GrandBanc,
                  Inc.

                            CENTURY BANCSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                        For Quarter Ended March 31, 2001

                                   SIGNATURES

                 Pursuant to the requirements of the Securities
                  Exchange Act of 1934, the Registrant has duly
                  caused this report to be signed on its behalf
                  by the undersigned thereunto duly authorized.

                           CENTURY BANCSHARES, INC.

Date:  May 14, 2001                By:      /s/ JOSEPH S. BRACEWELL
                                   --------------------------------
                                   Joseph S. Bracewell
                                   Chairman of the Board, President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)

Date:   May 14, 2001                By:      /s/ DALE G. PHELPS
                                    -------------------------------
                                    Dale G. Phelps
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                            CENTURY BANCSHARES, INC.

                                 EXHIBIT INDEX

                                 March 31, 2001

The following exhibits are filed within this report.

Exhibit
Number    Description
-------   --------------------------------------------------------------------

10.1      Amendment No. 3 dated February 20,2001 to Executive Employment
          Agreement dated September 1, 1996 of Joseph S. Bracewell

10.2      Severance Agreement dated February 20, 2001 by and between the registrant and Marvin Fabrikant

10.3      Severance Agreement dated February 20, 2001 by and between the registrant and Shaza L. Andersen

10.4      Severance Agreement dated November 14, 2001 by and between the registrant and Dale G. Phelps

11        Computation of Earnings Per Share for the three-month periods ended
          March 31, 2001 and March 31, 2000.

                                  Exhibit 10.1

                AMENDMENT NO. 3 TO EXECUTIVE EMPLOYMENT AGREEMENT

         This Amendment No. 3 ("Amendment No. 2") made effective this 20th day of February 2001 by and between CENTURY BANCSHARES, INC., a Delaware corporation
("Employer"), and JOSEPH S. BRACEWELL, a District of Columbia resident
("Employee") (collectively, the "Parties").

                                    RECITALS

         WHEREAS, Employee began his employment with Employer on March 1, 1982 and Employer and Employee subsequently entered into an Executive Employment
Agreement, dated as of September 1, 1996 (the "EEA");
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
         WHEREAS, on April 30, 2000, Employer and Employee extended the term of the EEA, under Amendment No. 2, one (1) year from September 1, 2000 to August
31, 2001, under the procedures of Paragraph 2 of the EEA, and modified the terms of Employee's compensation under Paragraph 11 of the EEA;
         WHEREAS, the Parties now wish to modify the EEA under the procedures of
Paragraph 11 of the EEA by increasing the Employee's compensation, granting the
Employee a cash bonus for 2000 performance, increasing the severance payment in the event of a change of control, and extending the term of the EEA;
         NOW, THEREFORE, in consideration of the foregoing premises and the covenants and agreements recited in this Amendment No. 3 and for other good and valuable consideration, the receipt and sufficiency of which each party acknowledges, the Parties agree as follows:
         1.       Amendments to EEA.

                  1.1 Renewal of EEA. Employer and Employee waive the notice provisions in Paragraph 2 of the EEA regarding renewal of the EEA and agree to extend the EEA for an additional two (2) year term commencing September 1, 2001, and ending August 31, 2003. The notice provisions in Paragraph 2 of the EEA shall apply to any subsequent renewal of the EEA, unless the Parties agree, under the procedures of Paragraph 11 of the EEA, to waive those provisions.
                  1.2 Salary Increases Effective April 1, 2001 and 2002. In
consideration for Employee's agreement to extend the EEA for an additional two
(2) year term, Employee's current yearly salary shall increase from Two Hundred and Twenty-Five Thousand Dollars and No Cents (U.S. $225,000.00) to Two Hundred
and Fifty Thousand Dollars and No Cents (U.S. $250,000.00), effective April 1,
2001, and to Two Hundred and Sixty-Two Thousand, Five Hundred Dollars and No
Cents (U.S. $262,500.00) effective April 1, 2002.

                  1.3 Bonus for 2000 Performance. In recognition of Employee's performance in 2000, and under Paragraph 3.3 of the EEA, Employer shall pay
Employee a cash bonus of Twenty-Eight Thousand Nine Hundred Two Dollars and
Fourteen Cents ($28,902.14). The Parties may provide for Employee's performance bonus, in 2001, if any, by an addendum to this EEA.
                  1.4 Severance. In recognition of Employee's tenure, upon a change of control, as defined in Paragraph 5.4 of the EEA, Employer shall pay
Employee a severance payment equal to three times Employee's then annual salary.
                  1.5 Excess Parachute Payment. The Parties believe the
Severance Payment in Paragraph 1.4 of this Amendment No. 3 to Executive
Employment Agreement reflects reasonable compensation to Employee under Section
280G of the Internal Revenue Code of 1986. Employee has rendered faithful service for over nineteen (19) years and has guided Employer's expansion and profitability during his tenure. If, upon a Change of Control under Paragraph
5.4 of the EEA, either Party has reason to believe Employee's Severance Payment would not constitute reasonable compensation under Section 280G, the Severance
Payment shall be increased by an amount equal to any additional tax liability applicable to Employee as a result of such Severance Payment, to ensure the net, pre-ordinary personal income tax Severance Payment received by Employee will equal three times Employee's annual salary.
         2.       Covenants, Representations and Warranties of the Parties.
                  2.1 As of the date of this Amendment No. 3, Employer and
Employee reaffirm all covenants, representations, and warranties made by them in the EEA (except for any such representations and warranties which are stated to be made as of a specific date), and all such covenants, representations, and warranties shall be deemed to have been re-made as of the date of this Amendment
No. 3.
                  2.2      Employer  represents  and  warrants  that this
Amendment  No. 3  constitutes  a legal,  valid,  and binding obligation of
Employer, enforceable against it under its terms.
         3.       Reference to and Effect on EEA.
                  3.1 Upon the execution of this Amendment No. 4, each reference in the EEA to "this Agreement", "hereunder", "herein", or words of like import shall mean and be a reference to the EEA, as amended by this Amendment No. 3, and each reference to the EEA in any other document, instrument, or agreement executed and/or delivered under the EEA shall mean and be a reference to the
EEA, as amended by this Amendment No. 3.
                  3.2 Except as specifically waived or amended above, the EEA shall remain in full force and effect and is ratified and confirmed.

                 3.3 The execution and delivery of this Amendment No. 3 shall not operate as a waiver of any right, power, or remedy of Employer or Employee under the EEA, nor constitute a waiver of any provision contained in the EEA, except as provided in this Amendment No. 3, or absolve Employer or Employee from the timely performance of their respective obligations under the EEA.
         4.       Execution in  Counterparts.  This Amendment No. 3 may be
executed in any number of counterparts  and by the different parties to this
Amendment  No. 3 in separate  counterparts,  each of which when so  executed and  delivered  shall be deemed to be an original and all of which taken together shall constitute but one and the same instrument.
         5.       Choice of Law. All disputes concerning the validity,
interpretation,  or performance of this Amendment No. 3 and any of its terms or conditions,  or of any rights or obligations of the Parties,  shall be governed by the internal laws of the District of Columbia, except its conflict of laws.
         6.       Headings.  Headings in this Amendment No. 3 are included for informational  purposes only and shall not constitute a part of this Amendment
No. 3 for any other purpose.  IN WITNESS  WHEREOF,  the Parties have duly executed this Agreement as of the date first above written.

                                         CENTURY BANCSHARES, INC.

  /s/ F, Kathryn Roberts                 /s/ F, Kathryn Roberts
--------------------------                -----------------------
Attest: F. Kathryn Roberts               By: John R. Cope
                                         Title: Vice President

 /s/ Shaza Andersen                      /s/ Joseph S. Bracewell
--------------------------               -------------------------
Witness:                                 JOSEPH S. BRACEWELL

                                  Exhibit 10.2

                           SEVERANCE PAYMENT AGREEMENT

         THIS SEVERANCE PAYMENT AGREEMENT ("Agreement") is made and entered as of the 20th day of February 2001, by and between CENTURY BANCSHARES, INC., a
Delaware corporation ("Employer"), and MARVIN FABRIKANT, a resident of the
District of Columbia, (Employee):
                           WITNESSETH:
                           ----------

         WHEREAS, Employee is employed by Employer as Chief Lending Officer; and

         WHEREAS, Employer wants to encourage Employee to remain in Employer's employ through any change of Control (as defined below) to facilitate Employer's best interests by enhancing Employer's value by providing prospective acquirors with a stable management transition team in any change of control.

         NOW, THEREFORE, for Ten Dollars ($10) and for other good and valuable consideration, the receipt and sufficiency of which the Parties now acknowledge, the Parties, intending to be legally bound, agree as follows:

         1. CHANGE OF CONTROL DEFINED. A "Change of Control" shall mean the occurrence of: (a) a change in Employer's status requiring prior notice to the
Board of Governors of the Federal Reserve System and/or the Office of the
Comptroller of the Currency pursuant to the Change in Bank Control Act of 1978 and regulations, 12 C.F.R. 5.50 and 225.41, promulgated thereunder, or (b) the acquisition by any person or group of persons (as such terms are defined and used in Sections 3(a)(9) and 14(d)(2) of the Securities Exchange Act of 1934, as
amended) of beneficial ownership (as defined in Rule 13d-3 issued under that
Act), directly or indirectly, of securities representing more than fifty percent
(50%) of the combined voting power of the then outstanding voting securities of
Employer or Bank entitled to vote generally in the election of directors
("Voting Securities"), or (c) individuals who constitute the Board of Directors of Employer on the date of this Agreement ("Incumbent Board") cease for any reason to constitute at least a majority of that Board, provided that any person becoming a director subsequent to the date of this Agreement whose election or whose nomination for election by Employer's stockholders was approved by a majority vote of the directors comprising the Incumbent Board shall be, for purposes of this Agreement, considered as though he or she were a member of the
Incumbent Board; or (d) a reorganization, merger, or consolidation with respect to which those persons (as defined above) who were beneficial owners of the
Voting Securities of Bank or of Employer immediately prior to such reorganization, merger, or consolidation do not, following such reorganization, merger, or consolidation, beneficially own, directly or indirectly, shares representing more than fifty percent of the combined voting power of the Voting
Securities of the corporation resulting from such reorganization, merger, or consolidation; or (e) a sale of all or substantially all the assets of Bank or
Employer.

         2. EMPLOYEE'S RIGHT TO SEVERANCE PAYMENT. Upon a Change of Control and
any subsequent termination of his employment with Employer, Employer shall pay
Employee a lump sum severance payment equal to one and one half (1.5) times
Employee's then-current annual base salary (defined as the annual wages paid to
Employee before withholdings or deductions), ("Severance Payment") provided
Employee has remained in his employment for no less than ninety (90) days following the effective date of the Change of Control. Notwithstanding the foregoing, should Employer terminate Employee's employment after the effective date of the Change of Control, whether before or after the expiration of the ninety-day period referenced in the preceding sentence, Employer shall also pay
Employee the Severance Payment.

         3. EMPLOYEE'S ADDITIONAL RIGHTS UPON TERMINATION. Within ten (10) days from the termination date, Employer shall A) pay to Employee all accrued and unpaid salary bonuses, vacation, and other amounts earned or otherwise due to
Employee through the terminate date, less withholdings required by law; B)
maintain at its own expense, for a period of one (1) year after the termination date Employee's group medical and other health plans in which Employee and his immediate family were participating on the termination date; C) maintain at its own expense, for a period of one (1) year from the termination date, life insurance coverage to which Employee was entitled on the termination date; and
D) cause all stock options granted under agreements between Employer and
Employee to become fully vested as of the termination date regardless of length of service.

         4.  SUCCESSORS AND ASSIGNS.

                  4.1 Assignment. Employer's rights herein are freely
assignable. Employee shall be under no duty to mitigate or otherwise reduce any compensation to which he is entitled under this Agreement, by accepting any other employment or compensation for his services rendered of any kind.

                   4.2 Binding Effect, Etc. This Agreement, including all of its terms and provisions, shall be binding upon and inure to the benefit of the parties and their personal representatives and, in the case of Employer, its successors and assigns (including, without limitation, any corporation which might acquire all or substantially all Employer's assets or business, or with which Employer or a successor may be consolidated or merged).

         5. CHOICE OF LAW. This Agreement has been negotiated and executed, and is to be substantially  performed,  in the District of Columbia.  Any rights or obligations  of the parties  shall be governed by and  construed  under the internal  laws of the District of Columbia, bit not its conflicts of laws.

         6. NOTICES. All notices required under this Agreement shall be in writing and shall be deemed effective upon receipt if hand delivered or upon the lapse of three (3) business days, when mailed by certified or registered mail, return receipt requested, as follows:

   If to Employer:                               If to Employee:
   --------------                                --------------
   Century Bancshares, Inc.                      Mr. Marvin Fabrikant
   Attention:  Secretary                         5149 Tilden Street, Northwest
   1275 Pennsylvania Avenue, N.W.                Washington, D.C. 20016
   Washington, D.C.  20004

   With copy to:                                 With copy to:

   Century National Bank                         William H. Shawn, Esq.
   Attention: Secretary                          ShawnCoulson, LLP
   1875 Eye Street, N.W.                         1850 M Street, N.W., Suite 280
   Washington, D.C. 20006                        Washington, D.C. 20036-5804

or such other address as may be designated by either of the Parties in a written notice to the other Party.

         7. WAIVER AND SURVIVAL OF RIGHTS. No act, failure, omission, or delay, in whole or in part, by any Party in exercising any right, power, or privilege under this Agreement shall be a waiver to exercise any such right, power, or privilege. The rights and remedies in this Agreement are cumulative and not exclusive of any rights or remedies provided at law or equity. All covenants and rights of the parties under this Agreement shall survive the expiration or termination of the employment agreement between them, until all such covenants and rights shall have been performed in full.

         8. ENTIRE AGREEMENT; AMENDMENTS. This Agreement represents the entire understanding between the parties relating the severance payment, supersedes all prior negotiations between the parties, and cannot be changed or amended, except by a written agreement, which makes specific reference to this Agreement and is signed by the parties.

9. SEVERABILITY. It is the intention of the parties that this Agreement shall be enforceable to the fullest extent permissible under applicable law, but that the unenforceability (or modification to conform to applicable law) of any provision shall not render unenforceable, or impair, the remainder of this Agreement. If any provision of this Agreement shall for any reason be held or deemed to be, or shall in fact be, invalid, inoperative, or unenforceable as applied to any particular case or circumstance, such case or circumstance shall not have the effect of rendering the provision in question, invalid, inoperative, or unenforceable in any other jurisdiction or in any other case or circumstance, or of rendering any other provision or provisions of this Agreement invalid, inoperative, or unenforceable to the extent that such other provisions are not themselves actually in conflict, and This Agreement shall be deemed amended to delete or modify the offending provision so that it will be rendered valid, operative, and enforceable to the maximum extent permitted in such jurisdiction or in such case.

         10.  COUNTERPARTS.  This  Agreement  may be signed in  multiple counterparts,  each of which  shall  have the same  effect as originals but all such counterparts collectively shall constitute the same instrument.

         11.  HEADINGS.  The headings to Paragraphs  of this  Agreement are for information  purposes only and shall not  constitute a part of this Agreement.

         12. TERMINOLOGY.  All personal pronouns used in this Agreement, whether in the masculine,  feminine, or neuter genders, shall include all other genders, and the singular shall include the plural and vice versa.

         13. REPRESENTATION BY COUNSEL; INTERPRETATION. The parties acknowledge that each party to this Agreement has been represented by counsel in the negotiation, preparation, and execution of this Agreement and the transactions contemplated by this Agreement. Accordingly, any rule of law, including, but not limited to, the doctrine of contra proferentum, or any legal decision which would require interpretation of any claimed ambiguities in this Agreement against the drafting party has no application and is expressly waived. The provisions of this Agreement shall be interpreted in a reasonable manner to effect the intent of the parties.

         14. DISPUTE RESOLUTION. Any controversy or claim arising out of or relating to this Agreement, or any breach thereof, shall be resolved by submission to arbitration before a single arbitrator in accordance with the rules of the National Arbitration Forum, and confirmation of such award rendered by the arbitrator may be filed in the Superior Court of the District of
Columbia. The arbitration shall be held in the District of Columbia, or such other place as may be mutually agreed upon at the time by the parties to the arbitration. The costs and expenses of the arbitration ("Arbitration Costs"), including the arbitrator's fee and expenses, shall be allocated between the parties to the arbitration as determined by the arbitrator to be fair and reasonable; provided, however, that each party shall pay for and bear the cost of his or its own experts, evidence, and counsel. Notwithstanding the foregoing, where a claim has been asserted or defended against on grounds that the arbitrator deems frivolous, or where the arbitrator determines, upon a clear and convincing showing, that the non-prevailing party has engaged in unconscionable conduct to delay or obstruct the proceedings, the arbitrator may assess all
Arbitration Costs upon the non-prevailing party, including the prevailing party's attorneys' fees and expenses. No award of punitive damages may be rendered by the arbitrator in such proceeding.

         15. FURTHER  ASSURANCES.  The parties to this Agreement  shall perform such acts and/or execute,  acknowledge,  and deliver to each other any instruments that may be reasonably required to implement the purposes of this
Agreement.

         16. NO SET-OFF OR DEMANDS. No payments owed or other obligations owing to Employee under this Agreement shall be reduced by any amounts claimed or other demands against Employee except for (a) bona fide loans and advances from
Employer to Employee documented in writing, and (b) payments made by Employer to third parties on Employee's behalf at his direction or with his approval and documented in writing. Nothing in this Agreement shall be deemed a waiver of any claim Employer or Employee may have against the other or otherwise prejudice the right of Employer or Employee to seek recovery of such claim.

         IN WITNESS WHEREOF, the Parties have duly executed this Agreement under seal as of the day and year first written above.

                                       CENTURY BANCSHARES, INC.

/s/ F. Kathryn Roberts                  /s/ Joseph S. Bracewell      (SEAL)
-----------------------------           -----------------------------------
Attest:  F. Kathryn Roberts             By: Joseph S. Bracewell
         Assistant Secretary            Title: President

 /s. Shaza Andersen                     /s/ Marvin Fabrikant          (SEAL)
-----------------------------           ------------------------------------
Witness:  Shaza Andersen                Marvin Fabrikant

                                  Exhibit 10.3

                           SEVERANCE PAYMENT AGREEMENT

         THIS SEVERANCE PAYMENT AGREEMENT ("Agreement") is made and entered as of the 20th day of February 2001, by and between CENTURY BANCSHARES, INC., a
Delaware corporation ("Employer"), and SHAZA L. ANDERSEN, a resident of the
Commonwealth of Virginia, ("Employee"):
                                   WITNESSETH:
                                   ----------

         WHEREAS, Employee is employed by Employer as Chief Operating Officer;
and

         WHEREAS, Employer wants to encourage Employee to remain in Employer's employ through any change of Control (as defined below) to facilitate Employer's best interests by enhancing Employer's value by providing prospective acquirors with a stable management transition team in any change of control.

         NOW, THEREFORE, for Ten Dollars ($10) and for other good and valuable consideration, the receipt and sufficiency of which the Parties now acknowledge, the Parties, intending to be legally bound, agree as follows:

         1. CHANGE OF CONTROL DEFINED. A "Change of Control" shall mean the occurrence of: (a) a change in Employer's status requiring prior notice to the
Board of Governors of the Federal Reserve System and/or the Office of the
Comptroller of the Currency pursuant to the Change in Bank Control Act of 1978 and regulations, 12 C.F.R. 5.50 and 225.41, promulgated thereunder, or (b) the acquisition by any person or group of persons (as such terms are defined and used in Sections 3(a)(9) and 14(d)(2) of the Securities Exchange Act of 1934, as
amended) of beneficial ownership (as defined in Rule 13d-3 issued under that
Act), directly or indirectly, of securities representing more than fifty percent
(50%) of the combined voting power of the then outstanding voting securities of
Employer or Bank entitled to vote generally in the election of directors
("Voting Securities"), or (c) individuals who constitute the Board of Directors of Employer on the date of this Agreement ("Incumbent Board") cease for any reason to constitute at least a majority of that Board, provided that any person becoming a director subsequent to the date of this Agreement whose election or whose nomination for election by Employer's stockholders was approved by a majority vote of the directors comprising the Incumbent Board shall be, for purposes of this Agreement, considered as though he or she were a member of the
Incumbent Board; or (d) a reorganization, merger, or consolidation with respect to which those persons (as defined above) who were beneficial owners of the
Voting Securities of Bank or of Employer immediately prior to such reorganization, merger, or consolidation do not, following such reorganization, merger, or consolidation, beneficially own, directly or indirectly, shares representing more than fifty percent of the combined voting power of the Voting
Securities of the corporation resulting from such reorganization, merger, or consolidation; or (e) a sale of all or substantially all the assets of Bank or
Employer.

         2. EMPLOYEE'S RIGHT TO SEVERANCE PAYMENT. Upon a Change of Control and
any subsequent termination of his employment with Employer, Employer shall pay
Employee a lump sum severance payment equal to two (2) times Employee's then-current annual base salary (defined as the annual wages paid to Employee before withholdings or deductions), ("Severance Payment") provided Employee has remained in his employment for no less than ninety (90) days following the effective date of the Change of Control. Notwithstanding the foregoing, should
Employer terminate Employee's employment after the effective date of the Change of Control, whether before or after the expiration of the ninety-day period referenced in the preceding sentence, Employer shall also pay Employee the
Severance Payment.

         3. EMPLOYEE'S ADDITIONAL RIGHTS UPON TERMINATION. Within ten (10) days from the termination date, Employer shall A) pay to Employee all accrued and unpaid salary bonuses, vacation, and other amounts earned or otherwise due to
Employee through the terminate date, less withholdings required by law; B)
maintain at its own expense, for a period of one (1) year after the termination date Employee's group medical and other health plans in which Employee and his immediate family were participating on the termination date; C) maintain at its own expense, for a period of one (1) year from the termination date, life insurance coverage to which Employee was entitled on the termination date; and
D) cause all stock options granted under agreements between Employer and
Employee to become fully vested as of the termination date regardless of length of service.

         4.  SUCCESSORS AND ASSIGNS.

                  4.1 Assignment. Employer's rights herein are freely
assignable. Employee shall be under no duty to mitigate or otherwise reduce any compensation to which he is entitled under this Agreement, by accepting any other employment or compensation for his services rendered of any kind.

                   4.2 Binding Effect, Etc. This Agreement, including all of its terms and provisions, shall be binding upon and inure to the benefit of the parties and their personal representatives and, in the case of Employer, its successors and assigns (including, without limitation, any corporation which might acquire all or substantially all Employer's assets or business, or with which Employer or a successor may be consolidated or merged).

         5. CHOICE OF LAW. This Agreement has been negotiated and executed, and is to be substantially  performed,  in the District of Columbia.  Any rights or  obligations  of the parties  shall be governed by and  construed  under the internal  laws of the District of Columbia, bit not its conflicts of laws.

         6. NOTICES. All notices required under this Agreement shall be in writing and shall be deemed effective upon receipt if hand delivered or upon the lapse of three (3) business days, when mailed by certified or registered mail, return receipt requested, as follows:

    If to Employer:                       If to Employee:
    --------------                        --------------
    Century Bancshares, Inc.              Ms. Shaza L. Andersen
    Attention:  Secretary                 47582 Major Beckham Way
    1275 Pennsylvania Avenue, N.W.        Potomac Falls, VA. 20165
    Washington, D.C.  20004

    With copy to:                         With copy to:

    Century National Bank                 William H. Shawn, Esq.
    Attention: Secretary                  ShawnCoulson, LLP
    1875 Eye Street, N.W.                 1850 M Street, N.W., Suite 280
    Washington, D.C. 20006                Washington, D.C. 20036-5804

or such other address as may be designated by either of the Parties in a written notice to the other Party.

         7. WAIVER AND SURVIVAL OF RIGHTS. No act, failure, omission, or delay, in whole or in part, by any Party in exercising any right, power, or privilege under this Agreement shall be a waiver to exercise any such right, power, or privilege. The rights and remedies in this Agreement are cumulative and not exclusive of any rights or remedies provided at law or equity. All covenants and rights of the parties under this Agreement shall survive the expiration or termination of the employment agreement between them, until all such covenants and rights shall have been performed in full.

         8. ENTIRE AGREEMENT; AMENDMENTS. This Agreement represents the entire understanding between the parties relating the severance payment, supersedes all prior negotiations between the parties, and cannot be changed or amended, except by a written agreement, which makes specific reference to this Agreement and is signed by the parties.

10. SEVERABILITY. It is the intention of the parties that this Agreement shall be enforceable to the fullest extent permissible under applicable law, but that the unenforceability (or modification to conform to applicable law) of any provision shall not render unenforceable, or impair, the remainder of this
Agreement. If any provision of this Agreement shall for any reason be held or deemed to be, or shall in fact be, invalid, inoperative, or unenforceable as applied to any particular case or circumstance, such case or circumstance shall not have the effect of rendering the provision in question, invalid, inoperative, or unenforceable in any other jurisdiction or in any other case or circumstance, or of rendering any other provision or provisions of this
Agreement invalid, inoperative, or unenforceable to the extent that such other provisions are not themselves actually in conflict, and This Agreement shall be deemed amended to delete or modify the offending provision so that it will be rendered valid, operative, and enforceable to the maximum extent permitted in such jurisdiction or in such case.

         10.  COUNTERPARTS.  This  Agreement  may be signed in  multiple counterparts,  each of which  shall  have the same  effect as originals but all such counterparts collectively shall constitute the same instrument.

         11.  HEADINGS.  The headings to Paragraphs  of this  Agreement are for information  purposes only and shall not  constitute a part of this Agreement.

         12. TERMINOLOGY.  All personal pronouns used in this Agreement, whether in the masculine,  feminine, or neuter genders, shall include all other genders, and the singular shall include the plural and vice versa.

         13. REPRESENTATION BY COUNSEL; INTERPRETATION. The parties acknowledge that each party to this Agreement has been represented by counsel in the negotiation, preparation, and execution of this Agreement and the transactions contemplated by this Agreement. Accordingly, any rule of law, including, but not limited to, the doctrine of contra proferentum, or any legal decision which would require interpretation of any claimed ambiguities in this Agreement against the drafting party has no application and is expressly waived. The provisions of this Agreement shall be interpreted in a reasonable manner to effect the intent of the parties.

         14. DISPUTE RESOLUTION. Any controversy or claim arising out of or relating to this Agreement, or any breach thereof, shall be resolved by submission to arbitration before a single arbitrator in accordance with the rules of the National Arbitration Forum, and confirmation of such award rendered by the arbitrator may be filed in the Superior Court of the District of
Columbia. The arbitration shall be held in the District of Columbia, or such other place as may be mutually agreed upon at the time by the parties to the arbitration. The costs and expenses of the arbitration ("Arbitration Costs"), including the arbitrator's fee and expenses, shall be allocated between the parties to the arbitration as determined by the arbitrator to be fair and reasonable; provided, however, that each party shall pay for and bear the cost of his or its own experts, evidence, and counsel. Notwithstanding the foregoing, where a claim has been asserted or defended against on grounds that the arbitrator deems frivolous, or where the arbitrator determines, upon a clear and convincing showing, that the non-prevailing party has engaged in unconscionable conduct to delay or obstruct the proceedings, the arbitrator may assess all
Arbitration Costs upon the non-prevailing party, including the prevailing party's attorneys' fees and expenses. No award of punitive damages may be rendered by the arbitrator in such proceeding.

         15. FURTHER  ASSURANCES.  The parties to this Agreement  shall perform such acts and/or execute,  acknowledge,  and deliver to each other any instruments that may be reasonably required to implement the purposes of this
Agreement.

         16. NO SET-OFF OR DEMANDS. No payments owed or other obligations owing to Employee under this Agreement shall be reduced by any amounts claimed or other demands against Employee except for (a) bona fide loans and advances from
Employer to Employee documented in writing, and (b) payments made by Employer to third parties on Employee's behalf at his direction or with his approval and documented in writing. Nothing in this Agreement shall be deemed a waiver of any claim Employer or Employee may have against the other or otherwise prejudice the right of Employer or Employee to seek recovery of such claim.

         IN WITNESS WHEREOF, the Parties have duly executed this Agreement under seal as of the day and year first written above.

                                              CENTURY BANCSHARES, INC.

/s/F. Kathryn Roberts                         /s/ Joseph S. Bracewell   (SEAL)
----------------------------                  --------------------------------
Attest:  F. Kathryn Roberts                   By: Joseph S. Bracewell
         Assistant Secretary                  Title: President

/s/Deborah Fairbanks                          /s/ Shaza L. Andersen      (SEAL)
----------------------------                  ---------------------------------
Witness:   Deborah Fairbanks                  Shaza L. Andersen

                                  Exhibit 10.4

                           SEVERANCE PAYMENT AGREEMENT

         THIS SEVERANCE PAYMENT AGREEMENT ("Agreement") is made and entered as of the 14th day of November 2000 by and between CENTURY BANCSHARES, INC., a
Delaware corporation ("Employer"), and DALE G. PHELPS, a resident of the State of Maryland, ("Employee"):
                                   WITNESSETH:
                                   ----------

         WHEREAS, Employee is employed by Employer as Chief Financial Officer;
and

         WHEREAS, Employer wants to encourage Employee to remain in Employer's employ through any change of Control (as defined below) to facilitate Employer's best interests by enhancing Employer's value by providing prospective acquirors with a stable management transition team in any change of control.

         NOW, THEREFORE, for Ten Dollars ($10) and for other good and valuable consideration, the receipt and sufficiency of which the Parties now acknowledge, the Parties, intending to be legally bound, agree as follows:

         1. CHANGE OF CONTROL DEFINED. A "Change of Control" shall mean the occurrence of: (a) a change in Employer's status requiring prior notice to the
Board of Governors of the Federal Reserve System and/or the Office of the
Comptroller of the Currency pursuant to the Change in Bank Control Act of 1978 and regulations, 12 C.F.R. 5.50 and 225.41, promulgated thereunder, or (b) the acquisition by any person or group of persons (as such terms are defined and used in Sections 3(a)(9) and 14(d)(2) of the Securities Exchange Act of 1934, as
amended) of beneficial ownership (as defined in Rule 13d-3 issued under that
Act), directly or indirectly, of securities representing more than fifty percent
(50%) of the combined voting power of the then outstanding voting securities of
Employer or Bank entitled to vote generally in the election of directors
("Voting Securities"), or (c) individuals who constitute the Board of Directors of Employer on the date of this Agreement ("Incumbent Board") cease for any reason to constitute at least a majority of that Board, provided that any person becoming a director subsequent to the date of this Agreement whose election or whose nomination for election by Employer's stockholders was approved by a majority vote of the directors comprising the Incumbent Board shall be, for purposes of this Agreement, considered as though he or she were a member of the
Incumbent Board; or (d) a reorganization, merger, or consolidation with respect to which those persons (as defined above) who were beneficial owners of the
Voting Securities of Bank or of Employer immediately prior to such reorganization, merger, or consolidation do not, following such reorganization, merger, or consolidation, beneficially own, directly or indirectly, shares representing more than fifty percent of the combined voting power of the Voting
Securities of the corporation resulting from such reorganization, merger, or consolidation; or (e) a sale of all or substantially all the assets of Bank or
Employer.

         2. EMPLOYEE'S RIGHT TO SEVERANCE PAYMENT. Upon a Change of Control and
any subsequent termination of his employment with Employer, Employer shall pay
Employee a lump sum severance payment equal to Employee's then-current annual base salary (defined as the annual wages paid to Employee before withholdings or deductions), ("Severance Payment") provided Employee has remained in his employment for no less than ninety (90) days following the effective date of the
Change of Control. Notwithstanding the foregoing, should Employer terminate
Employee's employment after the effective date of the Change of Control, whether before or after the expiration of the ninety-day period referenced in the preceding sentence, Employer shall also pay Employee the Severance Payment.

         3. EMPLOYEE'S ADDITIONAL RIGHTS UPON TERMINATION. Within ten (10) days from the termination date, Employer shall A) pay to Employee all accrued and unpaid salary bonuses, vacation, and other amounts earned or otherwise due to
Employee through the terminate date, less withholdings required by law; B)
maintain at its own expense, for a period of one (1) year after the termination date Employee's group medical and other health plans in which Employee and his immediate family were participating on the termination date; C) maintain at its own expense, for a period of one (1) year from the termination date, life insurance coverage to which Employee was entitled on the termination date; and
D) cause all stock options granted under agreements between Employer and
Employee to become fully vested as of the termination date regardless of length of service.

         4.  SUCCESSORS AND ASSIGNS.

                  4.1 Assignment. Employer's rights herein are freely
assignable. Employee shall be under no duty to mitigate or otherwise reduce any compensation to which he is entitled under this Agreement, by accepting any other employment or compensation for his services rendered of any kind.

                   4.2 Binding Effect, Etc. This Agreement, including all of its terms and provisions, shall be binding upon and inure to the benefit of the parties and their personal representatives and, in the case of Employer, its successors and assigns (including, without limitation, any corporation which might acquire all or substantially all Employer's assets or business, or with which Employer or a successor may be consolidated or merged).

         5. CHOICE OF LAW. This Agreement has been negotiated and executed, and is to be substantially  performed,  in the District of Columbia.  Any rights or obligations  of the parties  shall be governed by and  construed  under the internal  laws of the District of Columbia, bit not its conflicts of laws.

         6. NOTICES. All notices required under this Agreement shall be in writing and shall be deemed effective upon receipt if hand delivered or upon the lapse of three (3) business days, when mailed by certified or registered mail, return receipt requested, as follows:

 If to Employer:                                 If to Employee:
 --------------                                  --------------
 Century Bancshares, Inc.                        Mr. Dale G. Phelps
 Attention:  Secretary                           2167 Archet Lane
 1275 Pennsylvania Avenue, N.W.                  Frederick, MD 21702
 Washington, D.C.  20004

 With copy to:                                    With copy to:

 Century National Bank                            William H. Shawn, Esq.
 Attention: Secretary                             ShawnCoulson, LLP
 1875 Eye Street, N.W.                            1850 M Street, N.W., Suite 280
 Washington, D.C. 20006                           Washington, D.C. 20036-5804

or such other address as may be designated by either of the Parties in a written notice to the other Party.

         7. WAIVER AND SURVIVAL OF RIGHTS. No act, failure, omission, or delay, in whole or in part, by any Party in exercising any right, power, or privilege under this Agreement shall be a waiver to exercise any such right, power, or privilege. The rights and remedies in this Agreement are cumulative and not exclusive of any rights or remedies provided at law or equity. All covenants and rights of the parties under this Agreement shall survive the expiration or termination of the employment agreement between them, until all such covenants and rights shall have been performed in full.

         8. ENTIRE AGREEMENT; AMENDMENTS. This Agreement represents the entire understanding between the parties relating the severance payment, supersedes all prior negotiations between the parties, and cannot be changed or amended, except by a written agreement, which makes specific reference to this Agreement and is signed by the parties.

11. SEVERABILITY. It is the intention of the parties that this Agreement shall be enforceable to the fullest extent permissible under applicable law, but that the unenforceability (or modification to conform to applicable law) of any provision shall not render unenforceable, or impair, the remainder of this
Agreement. If any provision of this Agreement shall for any reason be held or deemed to be, or shall in fact be, invalid, inoperative, or unenforceable as applied to any particular case or circumstance, such case or circumstance shall not have the effect of rendering the provision in question, invalid, inoperative, or unenforceable in any other jurisdiction or in any other case or circumstance, or of rendering any other provision or provisions of this
Agreement invalid, inoperative, or unenforceable to the extent that such other provisions are not themselves actually in conflict, and This Agreement shall be deemed amended to delete or modify the offending provision so that it will be rendered valid, operative, and enforceable to the maximum extent permitted in such jurisdiction or in such case.

         10.  COUNTERPARTS.  This  Agreement  may be signed in  multiple counterparts,  each of which  shall  have the same  effect as originals but all such counterparts collectively shall constitute the same instrument.

         11.  HEADINGS.  The headings to Paragraphs  of this  Agreement are for information  purposes only and shall not  constitute a part of this Agreement.

         12. TERMINOLOGY.  All personal pronouns used in this Agreement, whether in the masculine,  feminine, or neuter genders, shall include all other genders, and the singular shall include the plural and vice versa.

         13. REPRESENTATION BY COUNSEL; INTERPRETATION. The parties acknowledge that each party to this Agreement has been represented by counsel in the negotiation, preparation, and execution of this Agreement and the transactions contemplated by this Agreement. Accordingly, any rule of law, including, but not limited to, the doctrine of contra proferentum, or any legal decision which would require interpretation of any claimed ambiguities in this Agreement against the drafting party has no application and is expressly waived. The provisions of this Agreement shall be interpreted in a reasonable manner to effect the intent of the parties.

         14. DISPUTE RESOLUTION. Any controversy or claim arising out of or relating to this Agreement, or any breach thereof, shall be resolved by submission to arbitration before a single arbitrator in accordance with the rules of the National Arbitration Forum, and confirmation of such award rendered by the arbitrator may be filed in the Superior Court of the District of
Columbia. The arbitration shall be held in the District of Columbia, or such other place as may be mutually agreed upon at the time by the parties to the arbitration. The costs and expenses of the arbitration ("Arbitration Costs"), including the arbitrator's fee and expenses, shall be allocated between the parties to the arbitration as determined by the arbitrator to be fair and reasonable; provided, however, that each party shall pay for and bear the cost of his or its own experts, evidence, and counsel. Notwithstanding the foregoing, where a claim has been asserted or defended against on grounds that the arbitrator deems frivolous, or where the arbitrator determines, upon a clear and convincing showing, that the non-prevailing party has engaged in unconscionable conduct to delay or obstruct the proceedings, the arbitrator may assess all
Arbitration Costs upon the non-prevailing party, including the prevailing party's attorneys' fees and expenses. No award of punitive damages may be rendered by the arbitrator in such proceeding.

         15. FURTHER  ASSURANCES.  The parties to this Agreement  shall perform such acts and/or execute,  acknowledge,  and deliver to each other any instruments that may be reasonably required to implement the purposes of this
 Agreement.

         16. NO SET-OFF OR DEMANDS. No payments owed or other obligations owing to Employee under this Agreement shall be reduced by any amounts claimed or other demands against Employee except for (a) bona fide loans and advances from
Employer to Employee documented in writing, and (b) payments made by Employer to third parties on Employee's behalf at his direction or with his approval and documented in writing. Nothing in this Agreement shall be deemed a waiver of any claim Employer or Employee may have against the other or otherwise prejudice the right of Employer or Employee to seek recovery of such claim.

         IN WITNESS WHEREOF, the Parties have duly executed this Agreement under seal as of the day and year first written above.

                                          CENTURY BANCSHARES, INC.

/s/ F. Kathryn Roberts                    s/Joseph S. Bracewell      (SEAL)
-----------------------------             ---------------------------------
Attest:  F. Kathryn Roberts               By: Joseph S. Bracewell
         Assistant Secretary              Title: President

/s/ Martha Jean MacLeod                    /s/Dale G. Phelps          (SEAL)
-----------------------------              ---------------------------------
Witness:  Martha Jean MacLeod              Dale G. Phelps

Exhibit 11
                            CENTURY BANCSHARES, Inc.
                    Computation of Earnings Per Common Share
                                 March 31, 2001

CENTURY BANCSHARES, INC.
Computation of Earnings Per Common Share

                                                                   Three Months Ended
                                                              -----------------------------
                                                                       March 31,
                                                              -----------------------------
                                                                  2001           2000
                                                              ------------- ---------------
Basic Income (Loss) Per Common Share:
Net income (loss)                                              $ (971,421)       $ 431,712

Weighted average common shares outstanding                       4,102,203       4,066,072
                                                              ------------- ---------------
Basic income (loss) per common share                               $(0.24)           $0.11
                                                              ------------- ---------------

Diluted Income (Loss) Per Common Share:
Net income (loss)                                              $  (971,421)      $ 431,712

Weighted average common shares outstanding                       4,102,203       4,066,072
Dilutive effect of stock options                                    58,477          77,230
                                                              ------------- ---------------
Diluted weighted average common shares outstanding               4,160,680       4,143,302
                                                              ------------- ---------------
Diluted income (loss) per common share                              $(0.23)          $0.10
                                                              ------------- ---------------