Form 10-Q
period 2001-06-30
CENTURY BANCSHARES INC
filed 2001-08-14
CIK 785813

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________.


                         Commission File Number: 0-16234


                            CENTURY BANCSHARES, INC.
             (Exact Name of Registrant as Specified in its Charter)


           DELAWARE                                     52-1489098
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)


                         1275 PENNSYLVANIA AVENUE, N.W.
                             WASHINGTON, D. C. 20004
                   -----------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (202) 496-4100
              ---------------------------------------------------
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

At July 31, 2001, there were 4,358,895 shares of the registrant's Common Stock, par value $1.00 per share, outstanding.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001


                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
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

PART I - FINANCIAL INFORMATION
Item 1.     Condensed Financial Information

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

CENTURY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
JUNE 30, 2001 AND DECEMBER 31, 2000

                                                                                JUNE 30,                  DECEMBER 31,
                                                                                  2001                        2000
=======================================================================================================================
ASSETS:
Cash and due from banks                                                      $ 15,486,717                $ 13,133,004
Federal funds sold                                                                238,327                   7,078,260
Interest bearing deposits in other banks                                        7,961,665                     310,333
Investment securities available-for-sale, at fair value                        67,823,343                  91,722,426
Investment securities held-to-maturity, at amortized cost,
    fair value of $12,423,807 and $21,163,732 at June
    30, 2001 and December 31, 2000, respectively                               12,423,688                  20,389,131
Loans, net of unearned income                                                 292,929,497                 259,368,250
Less:  allowance for credit losses                                             (2,954,612)                 (2,958,213)
                                                                           --------------               -------------
Loans, net                                                                    289,974,885                 256,410,037
Loans held for sale                                                             1,612,281                     390,010
Leasehold improvements, furniture, and equipment, net                           6,161,798                   6,079,063
Accrued interest receivable                                                     2,478,895                   3,037,344
Intangible assets, net                                                          5,454,182                   5,834,499
Net deferred taxes                                                              3,739,678                   3,642,736
Other real estate owned                                                           240,297                           -
Other assets                                                                    1,432,581                   1,630,500
                                                                           --------------               -------------
    Total Assets                                                           $  415,028,337               $ 409,657,343
                                                                           ==============               =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
    Noninterest-bearing                                                    $   53,658,542               $  60,159,668
    Interest-bearing                                                          268,599,839                 269,019,073
                                                                           --------------               -------------
Total deposits                                                                322,258,381                 329,178,741
Federal funds purchased and securities sold under
     Agreements to repurchase                                                  28,527,067                  20,287,760
Long term debt:
     Federal Home Loan Bank Advances                                           19,932,483                  20,389,080
     Preferred securities of subsidiary trust                                   8,800,000                   8,800,000
Other borrowings                                                                3,519,109                   3,000,342
Other liabilities                                                               6,928,727                   3,835,366
                                                                           --------------               -------------
    Total Liabilities                                                         389,965,767                 385,491,289
                                                                           --------------               -------------

STOCKHOLDERS' EQUITY:

Common stock, $1.00 par value; 10,000,000 shares authorized; 4,465,511 and 4,243,253 shares issued at June 30, 2001 and December 31,
    2000, respectively                                                          4,465,511                   4,243,253
Additional paid in capital                                                     25,160,569                  23,884,404
Deficit                                                                        (3,900,909)                 (2,875,067)
Treasury stock, at cost, 143,000 shares at
    June 30, 2001 and December 31, 2000                                          (828,806)                   (828,806)
Other comprehensive income (loss), net of tax effect                              166,205                    (257,730)
                                                                           --------------               -------------
    Total Stockholders' Equity                                                 25,062,570                  24,166,054
                                                                           --------------               -------------
Commitments and contingencies
    Total Liabilities and Stockholders' Equity                             $  415,028,337               $ 409,657,343
                                                                           ==============               =============

See accompanying condensed notes to consolidated financial statements
(unaudited).

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

CENTURY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                 Three Months Ended                Six Months Ended
                                                                      June 30,                         June 30,
                                                               2001            2000              2001             2000
                                                           ==================================================================
INTEREST INCOME:
    Interest and fees on loans                                $6,154,205       $4,823,135       $12,194,952       $9,418,499
    Interest on federal funds sold                                23,788          256,314           113,589          405,871
    Interest on deposits in other banks                           22,957          194,357            38,303          302,505
    Interest on securities available-for-sale                  1,380,992        1,038,908         3,062,416        1,958,434
    Interest on securities held-to-maturity                        4,776          199,538             4,776          326,748
                                                           ------------------------------------------------------------------
Total interest income                                          7,586,718        6,512,252        15,414,036       12,412,057

INTEREST EXPENSE:
    Interest on deposits:
         Savings accounts                                        298,019          213,265           648,967          448,643
         NOW accounts                                            127,007          102,421           233,562          210,216
         Money market accounts                                   360,453          424,384           753,385          734,332
         Certificates under $100,000                           1,489,764          924,461         2,997,224        1,887,866
         Certificates $100,000 and over                          831,301          563,281         1,755,374        1,067,986
                                                           ------------------------------------------------------------------
    Total interest on deposits                                 3,106,544        2,227,812         6,388,512        4,349,043
                                                           ------------------------------------------------------------------
    Interest on borrowings                                       868,877          765,401         1,705,558        1,181,213
                                                           ------------------------------------------------------------------
Total interest expense                                         3,975,421        2,993,213         8,094,070        5,530,256
                                                           ------------------------------------------------------------------

Net interest income                                            3,611,297        3,519,039         7,319,966        6,881,801
Provision for credit losses                                      330,000          215,000           820,000          440,000
                                                           ------------------------------------------------------------------
Net interest income after provision for credit losses          3,281,297        3,304,039         6,499,966        6,441,801

NONINTEREST INCOME:
    Service charges on deposit accounts                          381,565          392,300           772,551          734,870
    Other operating income                                       270,401          126,031           438,191          215,540
     Gain on sales/calls of investment securities              1,743,490                -         1,787,141                -
                                                           ------------------------------------------------------------------
Total noninterest income                                       2,395,456          518,331         2,997,883          950,410
                                                           ------------------------------------------------------------------

NONINTEREST EXPENSE:
     Salaries and employee benefits                            1,059,484        1,307,171         2,367,799        2,641,018
     Occupancy and equipment expense                             419,089          379,477           892,399          770,201
     Professional fees                                           449,070          336,195           732,036          550,400
     Depreciation and amortization                               177,073          181,511           344,637          357,806
     Amortization of deposit premiums                            190,329           97,967           380,317          195,935
     Data processing                                             236,107          254,757           517,947          503,116
     Communications                                              176,078          157,644           343,777          300,733
     Federal deposit insurance premiums                           13,631           12,828            28,844           25,159
     Merger-related expense                                      282,361                -         1,965,214                -
     Other operating expenses                                    321,412          347,182           679,864          590,344
                                                           ------------------------------------------------------------------
Total noninterest expense                                      3,324,634        3,074,732         8,252,834        5,934,712
                                                           ------------------------------------------------------------------
Income before income tax expense                               2,352,119          747,638         1,245,015        1,457,499
Income tax expense                                               966,974          285,957           831,291          564,106
                                                           ------------------------------------------------------------------
NET INCOME                                                   $ 1,385,145         $461,681          $413,724        $ 893,393
                                                           ==================================================================
Basic income per common share                                    $  0.32          $  0.11           $  0.10          $  0.21
Diluted income per common share                                     0.31             0.11              0.09             0.20
Weighted average common shares outstanding                     4,312,922        4,274,526         4,310,170        4,303,706
Diluted weighted average common shares outstanding             4,446,598        4,350,225         4,413,989        4,379,057

See accompanying condensed notes to consolidated financial statements
(unaudited).

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

CENTURY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                                                                                       Other
                                        Common       Additional                      Treasury      Comprehensive        Total
                                        Stock         Paid in                         Stock,      Income (Loss),    Stockholders'
                                      $1.00 par       Capital         Deficit        at cost     net of tax effect      Equity
===================================================================================================================================
Balance, December 31, 2000             $4,243,253    $23,884,404     $(2,875,067)    $(828,806)        $ (257,730)   $ 24,166,054
Comprehensive income:
Net income                                                               413,724                                          413,724
Unrealized gain on investment
  securities transferred from
  held-to-maturity on adoption
  of SFAS 133, net of tax effect                                                                          503,491         503,491
Reclassification adjustment for
  gains included in net income,
  net of tax effect                                                                                      (636,561)       (636,561)
Unrealized gain on investment
  securities during the period,
  net of tax effect                                                                                       557,005         557,005
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                     413,724                          423,935         837,659
Stock dividend 205,439 shares             205,439      1,232,634      (1,438,073)                                               -
Cash paid in lieu of fractional
  shares                                                                  (1,493)                                          (1,493)
Exercise of common stock
  options - 16,819 shares                  16,819         43,531                                                           60,350
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001                 $4,465,511    $25,160,569     $(3,900,909)    $(828,806)         $ 166,205    $ 25,062,570
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                                       Other
                                        Common       Additional                      Treasury      Comprehensive        Total
                                        Stock         Paid in                         Stock,      Income (Loss),    Stockholders'
                                      $1.00 par       Capital         Deficit        at cost     net of tax effect      Equity
===================================================================================================================================
Balance, December 31, 1999             $4,201,904    $23,724,788     $(3,918,210)    $(789,863)       $(1,738,126)    $21,480,493
Comprehensive income:
Net income                                                               893,393                                          893,393
Unrealized loss on
  investment securities,
  net of tax effect                                                                                       (31,476)        (31,476)
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                     893,393                          (31,476)        861,917
Purchase of treasury stock, at
  cost, 5,000 shares                                                                   (30,000)                           (30,000)
Exercise of common stock
  options - 16,786 shares                  16,786         55,846            (960)                                          71,672
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000                 $4,218,690    $23,780,634     $(3,025,777)    $(819,863)       $(1,769,602)    $22,384,082
-----------------------------------------------------------------------------------------------------------------------------------


See accompanying condensed notes to consolidated financial statements
(unaudited).

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

CENTURY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2001 AND 2000

(Dollars in thousands)                                                         2001       2000
=================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $    414     $   893
Adjustments to reconcile net income to net cash
    provided by operating activities:
Depreciation and amortization of premises and equipment                         345         358
Amortization of intangibles                                                     380         196
Provision for credit losses                                                     820         440
Provision (benefit) for deferred taxes                                         (369)         44
Gain on sales/calls of securities available-for-sale                         (1,787)          -
Decrease (increase) in accrued interest receivable                              558        (318)
Decrease in other assets                                                        198          29
Increase (decrease) in other liabilities                                      3,093         (96)
                                                                          -----------------------
Total adjustments                                                             3,238         653
                                                                          -----------------------
Net cash provided by operating activities                                     3,652       1,546
                                                                          -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans                                                       (34,626)    (17,045)
Net increase in loans held for sale                                          (1,222)       (210)
Net decrease (increase) in interest bearing deposits
    in other banks                                                           (7,651)     14,416
Purchases of securities available-for-sale                                   (2,365)    (10,864)
Purchases of securities held-to-maturity                                    (12,424)    (14,579)
Repayments and maturities of securities available-for-sale                   11,912       4,990
Repayments and maturities of securities held-to-maturity                          -          84
Proceeds from sales/calls of securities available-for-sale                   37,225           -
Net purchase of leasehold improvements, furniture
    and equipment                                                              (427)       (295)
                                                                          -----------------------
Net cash used in investing activities                                        (9,578)    (23,503)
                                                                          -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, savings, NOW and
    money market deposit accounts                                               (47)     13,052
Net decrease in certificates of deposit                                      (6,873)     (1,875)
Net increase in customer repurchase accounts                                  8,239       4,509
Net increase (decrease) in other borrowings                                     519     (15,012)
Net proceeds from issuance of long-term debt                                      -      10,000
Net proceeds from issuance of preferred securities of
     subsidiary trust                                                             -       8,536
Repayment of long-term debt                                                    (457)       (514)
Purchase of treasury stock                                                        -         (30)
Net proceeds from issuance of common stock                                       59          72
                                                                          -----------------------
Net cash provided by financing activities                                     1,440      18,738
                                                                          -----------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (4,486)     (3,219)
Cash and cash equivalents, beginning of period                               20,211      24,545
                                                                          -----------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $ 15,725    $ 21,326
                                                                          =======================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid on deposits and borrowings                                   $  8,223    $  5,263
Income taxes paid                                                               450         780
Loans transferred to OREO                                                       240           -


See accompanying condensed notes to consolidated financial statements
(unaudited).

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)      BASIS OF PRESENTATION

         In the opinion of management the unaudited consolidated financial statements as of June 30, 2001, and for the three and six month periods ended June 30, 2001 and 2000 contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position and results of operations of Century Bancshares, Inc. (Century) as of such dates and for such periods. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2001 or any future periods. On March 15, 2001, Century completed its acquisition of GrandBanc, Inc. in a stock for stock exchange value at $9.4 million. In addition to the acquisition being accounted for as a pooling of interests as described below, certain prior period balances have been reclassified to conform to the current period.

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

         On March 15, 2001, Century consummated its merger with GrandBanc, Inc. (OTC: GDBC) in a stock-for-stock exchange valued at $9.4 million. Shareholders of GrandBanc, Inc. received .3318 shares of Century's common stock for each of the 4,049,665 shares of GrandBanc, Inc. common stock and cash in lieu of each fractional share at the rate of $6.9375. The merger was accounted for as a pooling of interests. GrandBanc, Inc., which had $118.0 million in total assets at December 31, 2000 is the parent holding company of GrandBank, a Maryland chartered commercial bank headquartered in Rockville, Maryland, which operated four banking offices in Montgomery County, Maryland and one banking office in Alexandria, Virginia. GrandBank was merged into the Bank on May 18, 2001. All financial information has been restated to effect the pooling of interests.

         On June 14, 2001, Century announced it had entered into a definitive agreement to merge with United Bankshares, Inc. (NASDAQ:UBSI) in a transaction valued at $62.5 million. Under the terms of the agreement, Century stockholders will receive 0.45 shares of United Bankshares, Inc. common stock plus $3.43 in cash for each share of Century common stock. The transaction is intended to be a tax-free exchange of shares and accounted for under the purchase method of accounting. (See note 5 for a discussion of new accounting standards which will apply to this transaction). The transaction is subject to regulatory and stockholder approvals and is projected to close in the fourth quarter of 2001.

(3)      INVESTMENT SECURITIES

         Investment securities available-for-sale and their contractual maturities, at June 30, 2001 and December 31, 2000, are summarized as follows:

                                                       Amortized      Gross Unrealized    Gross Unrealized
                   June 30, 2001                          Cost             Gains               Losses           Fair Value
==============================================================================================================================
Obligations of U.S. government agencies:
         Within one year                                $ 7,490,839             $54,578             $ 2,777       $ 7,542,640
         After one, but within five years                17,941,016             315,445                   -        18,256,461
         After five, but within ten years                17,919,090              11,342              43,988        17,886,444
------------------------------------------------------------------------------------------------------------------------------
                                                         43,350,945             381,365              46,765        43,685,545
------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                               18,840,048              40,278             120,098        18,760,228
------------------------------------------------------------------------------------------------------------------------------
Other debt securities:
         After ten years                                  1,000,000                   -              30,000           970,000
------------------------------------------------------------------------------------------------------------------------------
Total debt securities                                    63,190,993             421,643             196,863        63,415,773
Equity securities                                         4,376,649              30,921                   -         4,407,570
------------------------------------------------------------------------------------------------------------------------------
Total investment securities available-for-sale          $67,567,642            $452,564            $196,863       $67,823,343
==============================================================================================================================

         On January 1, 2001, Century adopted SFAS 133 and elected to reclassify its entire held-to-maturity securities portfolio to available-for-sale.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(3)      INVESTMENT SECURITIES, CONTINUED

                                                         Amortized        Gross Unrealized     Gross Unrealized
                December 31, 2000                          Cost                Gains                Losses        Fair Value
==============================================================================================================================
Obligations of U.S. government agencies:
         Within one year                                $14,345,338             $ 3,287            $ 28,638       $14,319,987
         After one, but within five years                30,643,605             153,825              77,093        30,720,337
         After five, but within ten years                25,008,644             236,346             460,120        24,784,870
------------------------------------------------------------------------------------------------------------------------------
                                                         69,997,587             393,458             565,851        69,825,194
------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                               19,211,323                 346             371,038        18,840,631
------------------------------------------------------------------------------------------------------------------------------
Total debt securities                                    89,208,910             393,804             936,889       88,665,825`
Equity securities                                         2,954,215             102,386                   -         3,056,601
------------------------------------------------------------------------------------------------------------------------------
Total investment securities available-for-sale          $92,163,125            $496,190            $936,889       $91,722,426
==============================================================================================================================

         Expected maturities may differ from contractual maturities of mortgage-backed securities and collateralized mortgage obligations because borrowers have the right to prepay their obligations at any time.

         As a member of the Federal Home Loan Bank system, the Bank is required to hold shares of stock in the Federal Home Loan Bank of Atlanta. The Bank, as a member of the Federal Reserve System is required to hold shares in the Federal Reserve Bank of Richmond.

         Investment securities totaling $50.4 million and $51.3 million at June 30, 2001 and December 31, 2000, respectively, were pledged to secure FHLBA borrowings, public deposits, customer repurchase accounts, and other borrowings. Investment securities available-for-sale were sold/called for gross proceeds of $37.2 million in 2001 resulting in a gross gain of $1.787 million. No investment securities were sold during 2000. During June 2001, Century repositioned the investment portfolio by selling $19.2 million in available-for-sale securities and reinvesting the proceeds into held-to-maturity securities having similar risk profiles. At June 30, 2001, full reinvestment of the proceeds had not occurred with remaining reinvestment to be completed in the third quarter of 2001. Gains from the sales provided an immediate increase to the Bank's regulatory capital and the categorization of the newly purchased securities as held-to-maturity will reduce future volatility in comprehensive income.

         Investment securities held-to-maturity, and their contractual maturities, at June 30, 2001 and December 31, 2000, are summarized as follows:

                                                           Amortized           Gross Unrealized   Gross Unrealized
                  June 30, 2001                              Cost                     Gains            Losses        Fair Value
================================================================================================================================
Obligations of states and political subdivisions:
         After ten years                                   $4,277,718                 $ 3                 $10        $4,277,711
--------------------------------------------------------------------------------------------------------------------------------
Other:
         After ten years                                    8,145,970                 126                   -         8,146,096
--------------------------------------------------------------------------------------------------------------------------------
Total investment securities held-to-maturity              $12,423,688                $129                 $10       $12,423,807
================================================================================================================================


                                                           Amortized          Gross Unrealized    Gross Unrealized
                December 31, 2000                            Cost                  Gains               Losses         Fair Value
=================================================================================================================================
Obligations of U.S. government agencies:
         After one, but within five years                 $ 5,999,326            $ 31,250               $   -       $ 6,030,576
---------------------------------------------------------------------------------------------------------------------------------
Obligations of states and political subdivisions:
         After five but within ten years                    1,090,617              80,081                   -         1,170,698
         After ten years                                    7,183,792             509,139               9,790         7,683,141
---------------------------------------------------------------------------------------------------------------------------------
                                                            8,274,409             589,220               9,790         8,853,839
---------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                                  1,788,917                 286              22,117         1,767,086
---------------------------------------------------------------------------------------------------------------------------------
Other:
         After ten years                                    4,326,479             185,752                   -         4,512,231
---------------------------------------------------------------------------------------------------------------------------------
Total investment securities held-to-maturity              $20,389,131            $806,508             $31,907       $21,163,732
=================================================================================================================================

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(4)      INCOME PER COMMON SHARE

         Basic income per common share is calculated by dividing net income by the weighted-average common shares outstanding. Diluted income per common share is calculated by dividing net income by the sum of weighted-average common shares and potentially dilutive common shares. Century paid 5% stock dividends on April 17, 2000 and June 29, 2001, to common stock shareholders resulting in the issuance of 136,152 shares and 205,439 shares, respectively, and a proportionate increase in the number of shares of common stock issuable upon the exercise of stock options outstanding. Weighted-average shares outstanding and all share and per share data have been restated for the effect of these stock dividends.

         In accordance with SFAS No. 128, the calculation of basic income per common share and diluted income per common share is detailed below:

                                                               Three Months Ended                    Six Months Ended
                                                       --------------------------------     --------------------------------
                                                                     June 30,                             June 30,
                                                       --------------------------------     --------------------------------
                                                               2001             2000               2001            2000
                                                       --------------------------------     --------------------------------
BASIC INCOME PER COMMON SHARE:
Net income                                                   $ 1,385,145     $ 461,681            $413,724         $893,393

Weighted average common shares outstanding                     4,312,922     4,274,526           4,310,170        4,303,706
                                                       --------------------------------     --------------------------------
Basic income per common share                                      $0.32         $0.11               $0.10            $0.21
                                                       --------------------------------     --------------------------------

DILUTED INCOME PER COMMON SHARE:
Net income                                                   $ 1,385,145     $ 461,681            $413,724        $ 893,393

Weighted average common shares outstanding                     4,312,922     4,274,526           4,310,170        4,303,706
Dilutive effect of stock options                                 133,676        75,699             103,819           75,351
                                                       --------------------------------     --------------------------------
Diluted weighted average
  common shares outstanding                                    4,446,598     4,350,225           4,413,989        4,379,057
                                                       --------------------------------     --------------------------------
Diluted income per common share                                    $0.31         $0.11               $0.09            $0.20
                                                       --------------------------------     --------------------------------

(5)      NEW FINANCIAL ACCOUNTING STANDARDS

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. In certain circumstances a derivative may be specifically designed as a hedge of the exposure to changes in the fair values of a recognized asset or liability or an unrecognized firm commitment, the exposure to variable cash flows of a forecasted transaction, or the exposure to fluctuations in foreign currency. Among a number of other provisions, SFAS 133 allows entities to reclassify held-to-maturity securities without calling into question management's intent for the remainder of its securities portfolios. In June 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," was issued to amend SFAS No. 133 to address a limited number of issues related to implementation of SFAS
133. Century adopted SFAS 133 on January 1, 2001 and elected to reclassify its entire held-to-maturity securities portfolio into the available-for sale securities portfolio, which resulted in a transition adjustment that increased stockholders' equity by $503,491, net of income taxes.

         In June 2001, SFAS No. 141, "Business Combinations," was issued. SFAS 141 requires that all business combinations be accounted for by a single method--the purchase method. SFAS 141 further requires that intangible assets be recognized apart from goodwill only if they meet one of two criteria--the contractual-legal criterion or the separability criterion. The disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption is also required. SFAS 141 applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5)      NEW FINANCIAL ACCOUNTING STANDARDS-CONTINUED

         In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was issued. SFAS 142 adopts a more aggregate view of goodwill and bases the accounting for goodwill on the units of the combined entity into which an acquired entity is integrated. Furthermore, goodwill and other intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment using specific guidance. Additional supplemental disclosures of information about goodwill and other intangibles in the years subsequent to their acquisitions are also required. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001, except that all goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions. Since goodwill and some intangible assets will no longer be amortized, the reported amounts of goodwill and intangible assets will not decrease at the same time and in the same manner as under previous standards which could lead to more volatility in reported income because impairment losses are likely to occur irregularly and in varying amounts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Century Bancshares, Inc., a Delaware corporation (Century), and a registered bank holding company under the Bank Holding Company Act of 1956, as amended, was incorporated and organized in 1985. Century began active operations in 1986 with the acquisition of its subsidiary, Century National Bank (Bank), a full service bank that opened for business in 1982. The Bank provides a broad line of financial products and services to small and middle market businesses and individuals in the greater Washington, DC metropolitan area.

         On March 15, 2001, Century consummated its merger with GrandBanc, Inc. (GrandBanc) (OTC: GDBC) in a stock-for-stock exchange valued at $9.4 million. Shareholders of GrandBanc received .3318 shares of Century's common stock for each of the 4,049,665 shares of GrandBanc common stock and cash in lieu of each fractional share at the rate of $6.9375. The merger was accounted for as a pooling of interests and all financial information has been restated to give effect to the pooling of interests. GrandBanc, which had $118.0 million in total assets at December 31, 2000, was the parent holding company of GrandBank, a Maryland chartered commercial bank headquartered in Rockville, Maryland. Century merged GrandBank into the Bank on May 18, 2001.

         On June 14, 2001, Century announced it had entered into a definitive agreement to merge with United Bankshares, Inc. (United) (NASDAQ:UBSI) in a transaction valued at $62.5 million. Under the terms of the agreement
Century stockolders will receive 0.45 shares of United common stock plus $3.43 in cash for each share of Century common stock. The transaction, which is intended to be a tax-free exchange of shares and accounted for under the purchase method of accounting, is subject to regulatory and stockholder approvals and is projected to close in the fourth quarter of 2001. United, which had $5.01 billion in total assets at June 30, 2001, is the parent holding company of two banking subsidiaries, United National Bank and United Bank. United also owns nonbank subsidiaries that engage in mortgage banking, asset management, investment banking and financial planning.

         With the completion of the merger with GrandBanc and the subsequent merger of GrandBank into the Bank, Century, currently operates 11 full-service banking offices - two in downtown Washington, five in Northern Virginia, four in Montgomery County and an insurance agency at the following locations:

International Square Branch (Main office of bank) - 1875 Eye Street, NW, Washington, DC 20006

Pennsylvania Avenue Branch (Executive offices of Century) - 1275 Pennsylvania Avenue, NW, Washington, DC 20004
McLean Branch - 6832 Old Dominion Drive, McLean, Virginia 22101
Tysons Corner Branch - 8251 Greensboro Drive, McLean, Virginia 22102
Dumfries Branch - 18116 Triangle Shopping Plaza, Dumfries, Virginia 22026 (Acquired October 1999)
Century Insurance Agency, LLC - Bank subsidiary headquartered in Dumfries Branch (Established August 1999)
Reston Branch - 1498 North Point Village Center, Reston, Virginia 20194 (Acquired August 2000)
Twinbrook Square Branch - 1800 Rockville Pike, Rockville, Maryland 20852 Bethesda Metro Branch - 7535 Old Georgetown Road, Bethesda, Maryland 20816 Kenwood Branch - 5272 River Road, Bethesda, Maryland 20816 Germantown Branch - 19701 Frederick Avenue, Germantown, Maryland 20876
Alexandria Branch - 301 South Washington Street, Alexandria, Virginia 22314

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Century's principal executive offices are located at 1275 Pennsylvania Avenue, NW, Washington, DC 20004, and the phone number at that address is (202) 496-4100.

         Century derives substantially all of its revenue and income from the operation of the Bank. As of June 30, 2001, Century had total assets of $415.0 million, total deposits of $322.3 million, and stockholders' equity of $25.1 million. At June 30, 2001, there were approximately 1,385 shareholders of Century's common stock, par value $1.00 per share ("Common Stock").

         Items 2 and 3 of this report contain certain forward-looking statements regarding future financial condition and results of operations and the Century's business operations. The words "may," "intend," "will," "believe," "expect," "estimate," "anticipate," "predict" and similar expressions, the negatives of those words and other variations on those words or comparable terminology are intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions and, although Century believes that such assumptions are reasonable, it can give no assurance that its expectations regarding these matters will be achieved. Our actual results may differ materially from what we expect. The important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, the factors discussed in Century's Form 10-K for the year ended December 31, 2000 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as the following factors: integration of the operations of GrandBanc; general economic conditions in the Washington, DC metropolitan area; changes in interest rates; changes in asset quality; changes in liquidity and capital levels; the effect on Century of the extensive scheme of regulation by several federal agencies; operation and maintenance of efficient systems; the departure of certain key executives; and competition from other providers of financial services. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, such actual outcomes may vary materially from those indicated.

NET INCOME

         For the three months ended June 30, 2001, Century's net income was $1.385 million, or $0.31 per diluted share, compared with $462 thousand for the three months ended June 30, 2000, or $0.11 per diluted share, an increase of 200%. In the second quarter of 2001, Century incurred $263,000 in after-tax merger related expense associated with the GrandBanc merger and the pending merger with United. During the same period, Century recognized $951,000 in after-tax gains from the sale of investment securities in conjunction with an investment portfolio repositioning strategy. Net income for the three months ended June 30, 2001, exclusive of these after-tax merger-related expenses and securities gains, or core earnings, was $697,000, or $0.16 per diluted common share, a 51% increase compared with the same period last year. The increase in core earnings was primarily attributable to a 61% increase in noninterest income, exclusive of the investment portfolio repositioning gains, coupled with a 1% decline in noninterest expense, exclusive of the merger-related expense. Return on average assets was 1.35% in the second quarter of 2001 compared with 0.56% for the same period in 2000. Return on average stockholders' equity was 22.34% for the three months ended June 30, 2001, compared with 8.35% for the same period in 2000. Return on average assets and return on average equity for the second quarter of 2001, exclusive of the after tax merger-related expenses and securities gains, were 0.68% and 11.24%, respectively, compared with 0.56% and 8.35%, respectively, for the same period last year.

         For the six months ended June 30, 2001, Century's net income was $414,000, or $0.09 per diluted share, compared with $893,000 for the six months ended June 30, 2000, or $0.20 per diluted share, a decrease of 54%. In the first six months of 2001, Century incurred $1.779 million in after-tax merger related expense associated with the GrandBanc merger and the pending merger with United. During the same period, Century recognized $951,000 in after-tax gains from the sale of investment securities in conjunction with an investment portfolio repositioning strategy. Net income for the six months ended June 30, 2001, exclusive of these after-tax merger-related expenses and securities gains, or core earnings, was $1.242 million, or $0.28 per diluted common share, a 39% increase compared with the same period last year. The increase in core earnings was primarily attributable to a 6% increase in net interest income and, a 51% increase in noninterest income, exclusive of the investment portfolio repositioning gains, which outpaced the 6% increase in noninterest expense, exclusive of merger-related expense. Return on average assets was 0.20% for the six months ended June 30, 2001 compared with 0.56% for the same period in 2000. Return on average stockholders' equity was 3.33% for the six months ended June 30, 2001, compared with 8.16% for the same period in 2000. Return on average assets and return on average equity for the six months ended June 2001, exclusive of the after tax merger-related expenses and securities gains, were 0.61% and 9.98%, respectively, compared with 0.56% and 8.16%, respectively, for the same period last year.

         A more comprehensive discussion of earnings performance follows.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NET INTEREST INCOME

         For the quarter ended June 30, 2001, net interest income, on a fully taxable-equivalent basis, was $3.665 million compared with $3.534 million for the quarter ended June 30, 2000, an increase of $131,000, or 4%. Although average earning assets increased 21% between the periods, a 66 basis point decline in net interest margin to 3.88% for the first quarter of 2001 from 4.54% for the same period in 2000 acted to minimize growth in net interest income. While the yield on average earning assets declined 29 basis points reflecting the steady decline in market rates in response to the continued easing of interest rates by the Federal Open Market Committee in 2001, the average rate paid on interest-bearing liabilities increased 19 basis points. Century has been reducing the rates it pays on its various deposit products to the extent possible however, the timing and severity of the decrease generally lags the decreases on earning asset components that generally have greater elasticity. Furthermore, these reductions in deposit rates were more than offset by the effects of the Reston Branch deposit acquisition in August 2000 which had a high-cost funding base, and an increase in average securities sold under agreements to repurchase.

         For the six month period ended June 30, 2001, net interest income, on a fully taxable-equivalent basis, was $7.434 million compared with $6.896 million for the six month period ended June 30, 2000, an increase of $538,000, or 8%. Although average earning assets increased 27% between the periods, a 67 basis point decline in net interest margin to 3.96% for the six months ended June 2001 from 4.63% for the same period in 2000 acted to minimize growth in net interest income. While the yield on average earning assets declined only 8 basis points, the average rate paid on interest-bearing liabilities increased 47 basis points. Century has been reducing the rates it pays on its various deposit products to the extent possible in response to the continued easing of interest rates by the Federal Open Market Committee in 2001, however, the timing and severity of the decrease generally lags the decreases on earning asset components that generally have greater elasticity. Furthermore, these reductions in deposit rates were more than offset by the effects of the Reston Branch deposit acquisition in August 2000 which had a high-cost funding base, an increase in average securities sold under agreements to repurchase and the impact of the trust preferred issuance in late March 2000 (See "Preferred Securities of Subsidiary Trust").

         The following tables set forth the average yields and rates for interest earned and paid for significant categories of interest earning assets and interest bearing liabilities, and their average balances, for the three and six month periods ended June 30, 2001 and 2000.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NET INTEREST INCOME, CONTINUED

                   AVERAGE BALANCES AND INTEREST YIELDS/RATES
                             (DOLLARS IN THOUSANDS)

                                                         THREE MONTHS ENDED JUNE 30,
                                   -----------------------------------------------------------------------------
                                                 2001                                   2000
                                   -----------------------------------------------------------------------------
                                                  Interest    Average                   Interest      Average
                                     Average      Income/      Yield/      Average      Income/       Yield/
                                     Balance      Expense       Rate       Balance      Expense        Rate
                                   -----------------------------------------------------------------------------
INTEREST-EARNING ASSETS
  Loans, net (1)                     $287,798      $6,154       8.58%     $206,118        $4,823        9.41%
  Investment securities (2)(3)         87,628       1,439       6.59        77,472         1,253        6.50
  Federal funds sold                    1,195          24       8.06        16,416           257        6.30
  Interest bearing deposits
    with other banks                    1,914          23       4.82        12,797           194        6.10
                                   -----------------------               ------------------------
Total interest-earning assets(3)      378,536       7,640       8.10%      312,803         6,527        8.39%
  Cash and due from banks              11,588                               10,869
  Other assets                         22,530                               10,381
                                   ------------                          ----------
Total Assets                         $412,654                             $334,053
                                   ============                          ==========

INTEREST-BEARING LIABILITIES
  Interest-Bearing Deposits:
    NOW accounts                     $ 43,514       $ 127       1.17%     $ 34,094        $  102        1.20%
    Savings accounts                   34,913         297       3.41        22,644           213        3.78
    Money market accounts              41,031         361       3.53        46,727           425        3.66
    Time deposits                     149,506       2,322       6.23       112,868         1,487        5.30
  Borrowings and
    notes payable                      62,366         868       5.58        44,451           766        6.93
                                   -----------------------               ------------------------
Total interest-bearing
    Liabilities                       331,330       3,975       4.81%      260,784         2,993        4.62%

  Non-interest bearing deposits        51,957                               48,328
  Other liabilities                     4,495                                2,740
                                   -----------                           ----------
Total liabilities                     387,782                              311,852

Stockholders' equity                   24,872                               22,201
                                   -----------                           ----------
Total liabilities and
    stockholders' equity             $412,654                             $334,053
                                   ===========                           ==========
                                                 ---------                              ---------
Net interest income and spread                     $3,665       3.29%                     $3,534        3.78%
                                                 =========                              =========
Net interest margin (3)                                         3.88%                                   4.54%

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

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NET INTEREST INCOME, CONTINUED

                   AVERAGE BALANCES AND INTEREST YIELDS/RATES
                             (DOLLARS IN THOUSANDS)

                                                          SIX MONTHS ENDED JUNE 30,
                                 -----------------------------------------------------------------------------
                                                 2001                                   2000
                                 -----------------------------------------------------------------------------
                                                  Interest    Average                   Interest      Average
                                    Average       Income/      Yield/     Average       Income/       Yield/
                                    Balance       Expense       Rate      Balance       Expense        Rate
                                 -----------------------------------------------------------------------------
INTEREST-EARNING ASSETS
  Loans, net (1)                     $276,478     $12,195       8.89%     $202,587        $9,419        9.35%
  Investment securities (2)(3)         96,712       3,181       6.63        72,889         2,299        6.34
  Federal funds sold                    3,874         114       5.93        13,439           406        6.08
  Interest bearing deposits
    with other banks                    1,652          38       4.64        10,305           302        5.89
                                 -------------------------             --------------------------
Total interest-earning
  assets(3)                           378,716      15,528       8.27%      299,220        12,426        8.35%

  Cash and due from banks              11,341                               10,705
  Other assets                         20,173                               10,244
                                 -------------                         ------------
Total Assets                         $410,230                             $320,169
                                 =============                         ============

INTEREST-BEARING LIABILITIES
  Interest-Bearing Deposits:
    NOW accounts                     $ 42,070       $ 234       1.12%     $ 33,208         $ 210        1.27%
    Savings accounts                   34,837         649       3.76        23,662           449        3.82
    Money market accounts              41,772         753       3.64        40,858           734        3.61
    Time deposits                     152,543       4,752       6.28       113,392         2,955        5.24
  Borrowings and notes payable         57,436       1,706       5.99        36,260         1,182        6.56
                                 -------------------------             --------------------------
Total interest-bearing
    Liabilities                       328,657       8,094       4.97%      247,380         5,530        4.50%

  Non-interest bearing deposits        52,150                               47,494
  Other liabilities                     4,339                                3,277
                                 -------------                         ------------
Total liabilities                     385,146                              298,151

Stockholders' equity                   25,084                               22,018
                                 -------------                         ------------
Total liabilities and
    stockholders' equity             $410,230                             $320,169
                                 =============                         ============

                                               -----------                          -------------
Net interest income and spread                     $7,434       3.30%                     $6,896        3.86%
                                               ===========                          =============

Net interest margin (3)                                         3.96%                                   4.63%


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

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NONINTEREST INCOME

         Noninterest income was $2.4 million in the second quarter of 2001, a $1.9 million, or 362% increase when compared with $518,000 in the same quarter of 2000 (see table below). Exclusive of $1.6 million in pre-tax gains from the sale of investment securities related to Century's execution of an investment portfolio repositioning strategy, the increase between the periods was $318,000, or 61%. Other security gains recognized from early redemptions prior to stated maturity (calls) and from sales initiated for liquidity purposes increased $184,000. Mortgage loan origination fees increased $64,000, as volume increased in the current declining market rate climate. Other income also increased $82,000, attributable to increases in net credit card and merchant fees and increases in several other miscellaneous income categories as management continues to seek other sources of noninterest income. Service charges on deposit accounts registered a small decline primarily due to fee waivers afforded GrandBank customers while they became accustomed to Century's products and fee schedules after the system conversion.


                               NONINTEREST INCOME

                                                                 Three Months Ended June 30,
                                                  ----------------------------------------------------------
                                                      2001           2000         $ Change       % Change
                                                  -------------- -------------- -------------- -------------
Service charges on deposit accounts                   $ 381,565       $392,300     $ (10,735)        (2.7)%
Mortgage loan origination fees                           88,039         23,774        64,265        270.3
Commission and other fee income                          65,802         68,189        (2,387)        (3.5)
Gain on sales/calls of investment securities          1,743,490              -     1,743,490            -
Other income                                            116,560         34,068        82,492        242.1
                                                  ----------------------------------------------------------
Total noninterest income                             $2,395,456       $518,331    $1,877,125        362.1 %
                                                  ==========================================================


         Noninterest income was $3.0 million for the first six months ended June 30, 2001, a $2.0 million, or 215% increase when compared with $950,000 in the same period of 2000 (see table below). Exclusive of $1.6 million in pre-tax gains from the sale of investment securities related to Century's execution of an investment portfolio repositioning strategy, the increase between the periods was $488,000, or 51%. Other security gains recognized from early redemptions prior to stated maturity (calls) and from sales initiated for liquidity purposes increased $228,000. Mortgage loan origination fees increased $73,000, as volume increased in the current declining market rate climate. Deposit service charges increased $38,000 resulting from higher volumes, coupled with effects of service charge fee increases implemented early in the second quarter of 2000. Other income also increased $144,000, attributable to volume driven increases in net credit card and merchant fees and increases in several other miscellaneous income categories as management continues to seek other sources of noninterest income.

                               NONINTEREST INCOME

                                                                  Six Months Ended June 30,
                                                  ----------------------------------------------------------
                                                       2001             2000      $ Change        % Change
                                                  ----------------------------------------------------------
Service charges on deposit accounts                   $ 772,551       $734,870       $37,681          5.1 %
Mortgage loan origination fees                          106,301         33,757        72,544        214.9
Commission and other fee income                         140,157        134,422         5,735          4.3
Gain on sales/calls of investment securities          1,787,141              -     1,787,141            -
Other income                                            191,733         47,361       144,372        304.8
                                                  ----------------------------------------------------------
Total noninterest income                             $2,997,883       $950,410    $2,047,473        215.4 %
                                                  ==========================================================

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NONINTEREST EXPENSE

         Noninterest expense was $3.3 million in the three-month period ended June 30, 2001, an increase of $250,000, or 8.1%, when compared with the same period in 2000 when total noninterest expense was $3.1 million. Exclusive of merger-related expense of $282,000 associated with the GrandBanc merger and pending merger with United, noninterest expense for the three months ended June 30, 2001 was $3.0 million, a decrease of $32,000 compared with the same period last year. Although the current period expense reflects the full impact from the acquisition of the Reston Branch, many components of noninterest expense decreased in comparison to the prior year period as Century began to realize expense savings from the GrandBanc merger. Salaries and benefits registered the steepest decrease due in large measure to a $333,000 increase in SFAS 91 salary deferrals triggered by strong loan volume. Professional fees increased $113,000 or 34% primarily due to higher legal fees associated with loan purchases and loan collection activities. Occupancy and equipment expense and amortization of intangibles increased $40,000 and $92,000, respectively, in direct correlation with the Reston Branch acquisition.

         The following table sets forth the various categories of, and changes in, noninterest expense for the three months ended June 30, 2001 and 2000:

                               NONINTEREST EXPENSE

                                                          Three Months Ended June 30,
                                         ---------------------------------------------------------------
                                                2001            2000        $ Change       % Change
                                         ---------------------------------------------------------------
Salaries and employee benefits               $1,059,484      $1,307,171       (247,687)        (18.9)%
Occupancy and equipment expense                 419,089         379,477         39,612          10.4
Professional fees                               449,070         336,195        112,875          33.6
Data processing                                 236,107         254,757        (18,650)         (7.3)
Depreciation and amortization                   177,073         181,511         (4,438)         (2.4)
Amortization of intangibles                     190,329          97,967         92,362          94.3
Communications                                  176,078         157,644         18,434          11.7
Federal deposit insurance premiums               13,631          12,828            803           6.3
Other expenses                                  321,412         347,182        (25,770)         (7.4)
                                         ---------------------------------------------------------------
Total noninterest expense-exclusive
  of merger-related expense                   3,042,273       3,074,732        (32,459)         (1.1)
Merger-related expense                          282,361               -        282,361             -
                                         ---------------------------------------------------------------
Total noninterest expense                    $3,324,634      $3,074,732       $249,902           8.1 %
                                         ===============================================================


         Noninterest expense was $8.3 million in the six months ended June 30, 2000, an increase of $2.3 million, or 39.1%, when compared with the same period in 2000 when total noninterest expense was $5.9 million. Exclusive of merger-related expense of $2.0 million primarily associated with the GrandBanc merger, noninterest expense for the six months ended June 30, 2001 was $6.3 million, an increase of $353,000, or 5.9% compared with the same period last year. Although expense savings began to be realized from the consolidation of back office operations in May 2001, most components of noninterest expense, as detailed below, increased in the first six months of 2001 compared with the first six months of 2000 which is reflective of the increase in infrastructure coincident with the Reston Branch acquisition. Salaries and benefits decreased significantly, due in large measure to a $484,000 increase in SFAS 91 salary deferrals triggered by strong loan volume. Professional fees increased $182,000 or 33% primarily due to legal fees associated with loan purchases and loan collection activities. Occupancy and equipment expense and amortization of intangibles increased $122,000 and $184,000, respectively, in direct correlation with the Reston Branch acquisition.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NONINTEREST EXPENSE-CONTINUED

         The following table sets forth the various categories of, and changes in, noninterest expense for the six months ended June 30, 2001 and 2000:

                               NONINTEREST EXPENSE

                                                           Six Months Ended June 30,
                                         ---------------------------------------------------------------
                                               2001            2000          $ Change        % Change
                                         ---------------------------------------------------------------
Salaries and employee benefits               $2,367,799      $2,641,018      $(273,219)        (10.3)%
Occupancy and equipment expense                 892,399         770,201        122,198          15.9
Professional fees                               732,036         550,400        181,636          33.0
Data processing                                 517,947         503,116         14,831           2.9
Depreciation and amortization                   344,637         357,806        (13,169)         (3.7)
Amortization of intangibles                     380,317         195,935        184,382          94.1
Communications                                  343,777         300,733         43,044          14.3
Federal deposit insurance premiums               28,844          25,159          3,685          14.6
Other expenses                                  679,864         590,344         89,520          15.2
                                         ---------------------------------------------------------------
Total noninterest expense-exclusive           6,287,620       5,934,712        352,908           5.9
  of merger-related expense
Merger-related expense                        1,965,214               -      1,965,214             -
                                         ---------------------------------------------------------------
Total noninterest expense                    $8,252,834      $5,934,712     $2,318,122          39.1 %
                                         ===============================================================

INVESTMENTS

         Century's investment portfolio of $80.0 million as of June 30, 2001 consisted mostly of U.S. Government Agency obligations supplemented by municipals, mortgage-backed securities and corporate bonds. This amount represented a decrease of $32.1 million, or 29%, compared with the investment portfolio total of $112.1 million at December 31, 2000. Cash flows from repayments and redemptions prior to scheduled maturity, primarily in the U.S. Government Agency sector, accelerated during the first six months of 2001 triggered by the declining rate environment. These cash flows were primarily utilized to fund loans. During June 2001, Century repositioned the investment portfolio by selling $19.2 million in available-for-sale securities and reinvesting the proceeds into held-to-maturity securities having similar risk profiles. At June 30, 2001, full reinvestment of the proceeds had not occurred with remaining reinvestment to be completed in the third quarter of 2001. Gains from the sales provided an immediate increase to the Bank's regulatory capital and the categorization of the newly purchased securities as held-to-maturity will reduce future volatility in comprehensive income.

LOANS

         Century presently is a middle market banking organization serving professionals and businesses with interests in and around the Washington, DC metropolitan area. Most of Century's loan portfolio is collateralized by first mortgages on commercial or residential real estate or home equity lines of credit on residential real estate. The loan portfolio at June 30, 2001 increased $33.6 million, or 13%, since December 31, 2000 and increased $79.0 million, or 37% since June 30, 2000. The increase since year-end 2000 was primarily reflected in the commercial real estate and commercial loan sectors. The growth during this period was supplemented by a portfolio purchase totaling approximately $20.5 million as Century reinvested investment portfolio runoff into higher yielding loan assets. The increase in comparison to the same period last year was primarily reflected in the home equity, construction and commercial real estate sectors as strong loan demand in the last twelve months was supplemented by selected portfolio purchases of $46.5 million, including $15.4 million in variable-rate home equity loans. Century views such loan portfolio purchases as an effective way to employ excess funds when deposit growth exceeds loan generation capacity on a short-term basis, such as existed immediately after the acquisition of the Reston Branch in August 2000. As of June 30, 2001 and 2000, approximately $223.3 million, or 76% and $147.7 million, or 69%, respectively, of Century's total loan portfolio consisted of loans secured by real estate, of which 1-to-4 family residential mortgage loans and home equity lines of credit represented $68.7 million, or 23%, and $47.4 million, or 22%, respectively. Given the localized nature of Century's lending activities,

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

LOANS-CONTINUED

the primary risk factor affecting the portfolio as a whole, is the health of the local economy and its effects on the value of local real estate. Century mitigates this risk by maintaining strong underwriting guidelines.

         The following table sets forth the composition of Century's loan portfolio by type of loan on the dates indicated:

                             LOAN PORTFOLIO ANALYSIS
                             (DOLLARS IN THOUSANDS)

                                                              JUNE 30,              DECEMBER 31,
                                                  ----------------------------------------------
                                                        2001            2000           2000
                                                  ----------------------------------------------
AGGREGATE PRINCIPAL AMOUNT

TYPE OF LOAN:
    1-4 family residential mortgage                   $  38,402       $  33,954       $  38,560
    Home equity loans                                    30,257          13,436          30,959
    Multifamily residential                               4,179           3,099           3,588
    Construction                                         23,484           8,310          15,507
    Commercial real estate                              127,033          87,883         103,365
    Commercial loans                                     53,770          52,407          52,035
    Installment and credit card loans                    14,791          14,047          15,493
    Other loans                                           1,046             831               8
                                                  ----------------------------------------------
Gross loans                                             292,962         213,967         259,515
Less: unearned income and deferred costs                     33              84             147
                                                  ----------------------------------------------
Total loans, net of unearned                           $292,929        $213,883        $259,368
                                                  =============================================

PERCENTAGE OF LOAN PORTFOLIO

TYPE OF LOAN:

    1-4 family residential mortgage                       13.1%           15.9%           14.9%
    Home equity loans                                     10.3             6.3            11.9
    Multifamily residential                                1.4             1.4             1.4
    Construction                                           8.0             3.9             6.0
    Commercial real estate                                43.4            41.1            39.8
    Commercial loans                                      18.4            24.4            20.1
    Installment and credit card loans                      5.0             6.6             5.9
    Other loans                                            0.4             0.4               -
                                                  ----------------------------------------------
Gross loans                                              100.0%          100.0%          100.0%
                                                  ==============================================


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

ASSET QUALITY-CONTINUED

initial determinations. At June 30, 2001, the allowance for credit losses was $2.9 million, or 1.01% of total loans, compared with $2.4 million, or 1.13% of total loans as of June 30, 2000 and $3.0, or 1.14% of total loans at December 31, 2000. The combined effect of substantial loan growth and the utilization of specific reserves associated with nonperforming loan balances charged-off during 2001 resulted in an overall decline in the ratio of allowance for credit losses to total loans. However, management believes the allowance at June 30, 2001 is adequate to absorb estimated probable credit losses based on the evaluation factors described above. The allowance for credit losses as a percentage of nonperforming loans was 220% at June 30, 2001, compared to 148% at June 30, 2000.

         Provisions for credit losses are charged to income to bring the total allowance for credit losses to a level deemed appropriate by management, based on the factors identified above. The provision for credit losses during the three and six month periods ended June 30, 2001 was $330,000 and $820,000, respectively, compared with $215,000 and $440,000, respectively, for the same periods last year. The higher provisions in 2001 are reflective of the 37% growth in loans outstanding in the past twelve months, coupled with an increase in net charge-offs. Net charge-offs for the three and six month periods ended June 30, 2001 were $136,000 and $823,000, respectively, compared with $37,000 and $238,000 for the same period last year. A one-time provision of $250,000 was also recorded in 2001 to apply consistency in evaluation methodology concurrent with the centralization of credit policy when the GrandBanc merger was completed.

NONPERFORMING ASSETS

         The following table sets forth certain information with respect to the Century's non-accrual loans, other real estate owned and accruing loans which are contractually past due 90 days or more as to principal or interest, for the periods indicated:

                              NONPERFORMING ASSETS
                             (DOLLARS IN THOUSANDS)

                                                        JUNE 30,            DECEMBER 31,
                                               -----------------------------------------
                                                    2001        2000           2000
                                               -----------------------------------------

Non-accrual loans                                  $ 409       $1,437            $633
Accruing past due 90 days or more                    937          194             641
                                               -----------------------------------------
Total nonperforming loans                          1,346        1,631           1,274
Other real estate owned                              240          114               -
                                               -----------------------------------------
Total nonperforming assets                        $1,586       $1,745          $1,274
                                               =========================================

Nonperforming assets to total assets                0.38%        0.51%           0.31%
Nonperforming assets to total loans                 0.54%        0.82%           0.49%

         Total nonperforming assets were $1.586 million at June 30, 2001, compared with $1.745 million at June 30, 2001 and $1.274 million at December 31, 2000. Century has accelerated collection efforts with regard to these assets and based on the current assessment of collateral values and other factors, expects to resolve these credits without incurring any material losses. Century believes the level of nonperforming loans is modest in relation to total loans.

ALLOWANCE FOR CREDIT LOSSES

         Century maintains an allowance for credit losses based upon, among other things, such factors as historical experience, the volume and type of lending conducted by Century, the amount of nonperforming assets, regulatory policies, generally accepted accounting principles, general economic conditions, and other factors related to the collectibility of loans in Century's portfolio. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if such factors and conditions differ from the assumptions used in making the initial determinations. Based upon criteria consistently applied during the periods, Century's allowance for credit losses was $2.9 million or, 1.01% of total loans as of June 30, 2001.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

ALLOWANCE FOR CREDIT LOSSES, CONTINUED

         The following table sets forth an analysis of Century's allowance for credit losses for the periods indicated:


                           ALLOWANCE FOR CREDIT LOSSES
                             (DOLLARS IN THOUSANDS)

                                                       Three Months Ended June 30,               Six Months Ended June 30,
                                                 -----------------------------------------------------------------------------
                                                         2001              2000                  2001                 2000
                                                 -----------------------------------------------------------------------------

Average net loans outstanding                           $287,798           $206,118             $276,478             $202,587

Loans outstanding at period-end                          292,929            213,883              292,929              213,883

Total nonperforming loans                                  1,346              1,631                1,346                1,631
                                                 -----------------------------------------------------------------------------

Beginning balance of allowance                            $2,761             $2,233               $2,958               $2,209

Loans charged-off:
Commercial loans                                             142                 16                  788                  167
Installment and credit card loans                             60                 35                  116                  119
                                                 -----------------------------------------------------------------------------
Total loans charged off                                      202                 51                  904                  286

Recoveries of previous charge-offs:
1-4 family residential mortgage                               19                  -                   20                    2
Commercial loans                                              38                  7                   46                   32
Installment and credit card loans                              9                  7                   15                   14
                                                 -----------------------------------------------------------------------------
Total recoveries                                              66                 14                   81                   48
                                                 -----------------------------------------------------------------------------
Net loans charged-off                                        136                 37                  823                  238

Provision for credit losses                                  330                215                  820                  440
                                                 -----------------------------------------------------------------------------
Balance at end of period                                  $2,955             $2,411               $2,955               $2,411
                                                 =============================================================================

Allowance as % of total loans                               1.01%              1.13%                1.01%                1.13%
Nonperforming loans as % of total loans                     0.46%              0.76%                0.46%                0.76%
Allowance as % of nonperforming loans                        220%               148%                 220%                 148%

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

DEPOSITS

         Century's total deposits at June 30, 2001, were $322.2 million, an increase of $55.9 million, or 21.0%, over the balance at June 30, 2000, and a decrease of $6.9 million, or 2.1% compared with 2000's year-end balance. The increase at June 30, 2001 compared with June 30, 2000 includes the effect of the Reston Branch purchase in August 2000. Total average deposits were $323.3 million for the six months ended June 30, 2001, an increase of $64.8 million, or 25%, compared with the first six months of 2000. Century views deposit growth as a significant challenge in its effort to increase its asset size as evidenced by the 2.1% decline in deposit levels since year-end 2000. Thus, Century is focusing on its branching program with increased emphasis on commercial accounts, and the offering of more competitive interest rates and products to stimulate deposit growth. This strategy has and will continue to result in a relatively higher cost of funds in addition to lower fee income as many of these commercial customers may utilize accounts with lower transaction costs and have a lower number of transactions than retail customers.

         The following table sets forth the average balances and weighted average rates for Century's categories of deposits for the periods indicated:

                                AVERAGE DEPOSITS
                             (DOLLARS IN THOUSANDS)

                                                                 SIX MONTHS ENDED JUNE 30,
                                      -----------------------------------------------------------------------------
                                                       2001                                      2000
                                      -----------------------------------------------------------------------------
                                                     Weighted                                  Weighted
                                         Average      Average       % of          Average       Average       % of
                                         Balance       Rate        Total          Balance        Rate        Total
                                      -----------------------------------------------------------------------------
Noninterest-Bearing Deposits             $52,150        0.00%       16.1%         $47,494        0.00%       18.4%
Interest-Bearing Deposits:
    NOW accounts                          42,070        1.12        13.0           33,208        1.27        12.8
    Savings accounts                      34,837        3.76        10.8           23,662        3.82         9.1
    Money market accounts                 41,772        3.64        12.9           40,858        3.61        15.8
    Time deposits                        152,543        6.28        47.2          113,392        5.24        43.8
                                      -----------               ----------    ------------              -----------
Total                                   $323,372                   100.0%        $258,614                   100.0%
                                      ===========               ==========    ============              ===========
Weighted Average Rate                                   3.98%                                    3.38%
                                                    =========                                 ========

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

       IMPACT ON FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The treatment of the Capital Securities as Tier I or Tier 2 capital, in addition to the ability to deduct the expense of the junior subordinated debt securities for federal income tax purposes, provided Century with a cost-effective method of raising capital.

         Taking the underwriting discount into account, the Capital Securities have an effective interest cost to Century of 11.1% per annum. To mitigate the negative impact of this interest cost on Century's consolidated net income, the Bank invested $8.465 million of its liquid assets in a diversified portfolio of investment-grade corporate and municipal obligations with a weighted-average taxable-equivalent yield of 9.11%. Additionally, the Bank entered into two wholesale leveraging transactions in which it borrowed a total of $10 million at a weighted-average cost of 6.44% and invested the proceeds in federal agency and municipal obligations with a weighted-average taxable-equivalent yield of 7.99%.

CAPITAL RESOURCES

         Total stockholders' equity at June 30, 2001, was $25.1 million, an increase of $897,000 compared with total stockholders' equity of $24.2 million at December 31, 2000. Stockholders' equity was increased during the first six months of 2001 by net income of $414,000; $60,000 received from the exercise of stock options; and $424,000 in unrealized gains on investment securities available for sale, net of the tax effect.

         The Office of the Comptroller of the Currency has established certain minimum risk-based capital standards that apply to national banks, and Century is subject to certain capital requirements imposed on bank holding companies by the Federal Reserve Board. At June 30, 2001, the Bank was "adequately capitalized" within the applicable regulatory capital framework and Century satisfied all applicable regulatory requirements imposed on it by the Federal Reserve Board.

         At June 30, 2001, Century's risk based capital ratios for Tier I Capital to risk weighted assets, Total Capital to risk weighted assets, and Tier 1 Capital to average assets were 8.47%, 9.52% and 6.81%, respectively.

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

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

LIQUIDITY, CONTINUED

         Asset liquidity is provided by cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future. The asset liquidity of the Bank is maintained in the form of vault cash, demand deposits with commercial banks, federal funds sold, interest-bearing deposits with other financial institutions, short-term investment securities, other investment securities available-for-sale, and short-term loans. Century has defined "cash and cash equivalents" as those amounts included in cash and due from banks and federal funds sold. At June 30, 2001, Century had cash and cash equivalents of $15.7 million, a $4.5 million increase when compared with the $20.2 million at December 31, 2000. Interest-bearing deposits in banks, which primarily represent overnight investments, increased to $8.0 million at June 30, 2001.

         Liability liquidity is provided by access to core funding sources, principally customers' deposit accounts in Century's market area. As a member of the Federal Home Loan Bank of Atlanta ("FHLBA"), Century is able to borrow up to 30% of its assets, on a short-term or long-term basis, secured by a blanket pledge of its 1-to-4-family residential mortgage loans, investment securities, and other assets. Century also has lines of credit from larger correspondent banks to borrow excess reserves on an overnight basis (known as "federal funds purchased") in the amount of $5.7 million, and to borrow on a secured basis ("repurchase agreements") in the amount of $5.0 million. At June 30, 2001, Century had no outstanding federal funds purchased, and $28.5 million in customer repurchase agreements. Also at June 30, 2001, Century was utilizing $19.9 million of available FHLBA credit in the form of fixed-rate ($13.9 million) and variable-rate ($6.0 million) advances with an average cost of 5.89%. Century utilizes fixed rate term credit advances from the FHLBA to fund fixed-rate real estate loans and investments of comparable terms and maturities.

         Century had cash on hand of $798,000 at the holding company level at June 30, 2001. Century anticipates using these funds as working capital available to support the future growth of the franchise as well as to pay normal operating expenses and dividends on the Capital Securities (see "Preferred Securities of Subsidiary Trust"). Working capital is further augmented by dividends available from the Bank, subject to certain regulatory restrictions generally applicable to national banks.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Century's principal market risk exposure is to interest rates. Market risk is the risk of loss from adverse changes in market prices and rates, arising primarily from interest rate risk in Century's portfolios, which can significantly impact Century's profitability.

         Net interest income, which constitutes the principal source of income for Century, represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The difference between the Century's interest-rate sensitive assets and interest-rate sensitive liabilities for a specified time frame is referred to as an interest sensitive "gap." Interest rate sensitivity reflects the potential effect on net interest income of a movement in interest rates. A financial institution is considered to be asset sensitive, or having a positive gap, when the amount of its interest-earning assets maturing or repricing exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, a financial institution is considered to be liability sensitive, or having a negative gap, when the amount of its interest-bearing liabilities maturing or repricing exceeds the amount of its interest-earning assets within the same time period. During a period of rising (falling) interest rates, a positive gap would tend to increase (decrease) net interest income, while a negative gap would tend to decrease (increase) net interest income.

         Management seeks to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. Toward this end, Century has a Finance Committee which reviews, on a regular basis, the maturity and repricing of the assets and liabilities of Century. The Finance Committee has adopted the objective of achieving and maintaining a one-year cumulative GAP, as a percent of total assets, of between plus 10% and minus 10%. In addition, potential changes in net interest income under various interest rate scenarios are monitored. On a consolidated basis, the Century's one-year cumulative gap was a negative 2.7% of total assets at June 30, 2001.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, CONTINUED

         In addition, potential changes in net interest income under various interest rate scenarios are monitored. The Finance Committee has adopted the objective that an immediate increase or decrease of 200 basis points in market interest rates should not result in a change of more than 10% (plus or minus) in Century's projected net interest income over the next twelve months, and not more than 20% (plus or minus) in projected net income over such period. At June 30, 2001, the forecasted impact of an immediate increase (or decrease) of 200 basis points would have resulted in an increase (or decrease) in net interest income over a twelve month period of 3.37% and (3.90%), respectively, and an increase (or decrease) in net income over a twelve month period of 12.47% and (14.41%), respectively. Some shift in the magnitude of forecasted net interest income in the down 200 basis points scenario has been noted in comparison to the forecasted results as of March 31, 2001; however, all forecasted simulations are well within policy guidelines.

         Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, the analysis included herein is not intended to be a forecast of the actual effect of a change in market interest rates on Century. The analysis is based on Century's assets and liabilities as of June 30, 2001 and does not contemplate any actions Century might undertake in response to changes in market interest rates, which could change the anticipated results.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) On May 31, 2001 Century held its annual meeting of stockholders to elect a Board of 10 directors to serve until the 2002 annual meeting of stockholders and to transact such other business as may properly come before the meeting.

         (b),(c) With respect to the election of directors, the voting was as follows:

                        Nominee                        For             Against
                  --------------------------------------------------------------
                  Joseph S. Bracewell                2,735,739         212,513
                  Abbey J. Butler                    2,573,505         374,747
                  George Contis                      2,734,543         213,709
                  John R. Cope                       2,735,739         212,513
                  Bernard J. Cravath                 2,734,543         213,709
                  Melvyn J. Estrin                   2,573,620         374,632
                  Marvin Fabrikant                   2,735,739         212,513
                  Neal R. Gross                      2,735,739         212,513
                  William S. McKee                   2,735,739         212,513
                  William C. Oldaker                 2,735,739         212,513

                  There were no abstentions.

         d)       Not applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.         The following exhibits are filed with this
                                    report:

                  Exhibit 2.1 Agreement and Plan of Reorganization by and between United Bankshares, Inc. and Century Bancshares, Inc. dated as of June 14, 2001.

                  Exhibit 11 Computation of Earnings Per Share for the three- and nine-month periods ended June 30, 2001.

         (b)      Reports on Form 8-K.

                  A current report was filed on May 17, 2001, to publish 30 days of post merger financial results.

                  A current report was filed on June 14, 2001 to announce that Century had agreed to be acquired by United Bankshares, Inc.

                            CENTURY BANCSHARES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                         FOR QUARTER ENDED JUNE 30, 2001

                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange
             Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CENTURY BANCSHARES, INC.


 Date:   August 13, 2001                 By:      /s/ JOSEPH S. BRACEWELL
                                            ----------------------------------
                                            Joseph S. Bracewell
                                            Chairman of the Board, President and
                                            Chief Executive Officer

 Date:   August 13, 2001                 By:      /s/ DALE G. PHELPS
                                            ----------------------------------
                                            Dale G. Phelps
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

                            CENTURY BANCSHARES, INC.

                                  EXHIBIT INDEX

                                  JUNE 30, 2001

The following exhibits are filed within this report.

Exhibit
Number                        Description
------                        -----------

2.1 Agreement and Plan of Reorganization by and between United Bankshares, Inc. and Century Bancshares, Inc. dated as of June 14, 2001.

11 Computation of Earnings Per Share for the three- and six-month periods ended June 30, 2001.