Form 10-Q
period 2001-09-30
CENTURY BANCSHARES INC
filed 2001-11-14
CIK 785813

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
         EXCHANGE ACT OF 1934

                                             For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.  Yes    X     No _____
                                                                             -----

At October 31, 2001, there were 4,533,914 shares of the registrant's Common Stock, par value $1.00 per share, outstanding.

                                                          CENTURY BANCSHARES, INC.
                                                        QUARTERLY REPORT ON FORM 10-Q
                                                  For The Quarter Ended September 30, 2001

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

                                                          CENTURY BANCSHARES, INC.
                                                        QUARTERLY REPORT ON FORM 10-Q

CENTURY BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
September 30, 2001 and December 31, 2000
                                                                                  September 30,
                                                                                       2001                 December 31,
                                                                                   (Unaudited)                  2000
--------------------------------------------------------------------------- ---- ----------------- ------ ------------------
Assets:
Cash and due from banks                                                             $ 13,575,096              $ 13,133,004
Federal funds sold                                                                     9,554,037                 7,078,260
Interest bearing deposits in other banks                                               7,013,424                   310,333
Investment securities available-for-sale, at fair value                               57,880,670                91,722,426
Investment securities held-to-maturity, at amortized cost,
    fair value of $17,116,206 and $21,163,732 at September
    30, 2001 and December 31, 2000, respectively                                      17,343,587                20,389,131
Loans, net of unearned income                                                        290,999,938               259,368,250
Less:  allowance for credit losses                                                    (3,515,591)               (2,958,213)
                                                                                 -----------------        ------------------
Loans, net                                                                           287,484,347               256,410,037
Loans held for sale                                                                      756,500                   390,010
Bank premises, leasehold improvements, furniture, and equipment, net                   6,353,075                 6,079,063
Accrued interest receivable                                                            2,353,645                 3,037,344
Intangible assets, net                                                                 5,263,682                 5,834,499
Net deferred taxes                                                                     3,603,698                 3,642,736
Other real estate owned                                                                  321,260                         -
Other assets                                                                           1,933,967                 1,630,500
                                                                                 -----------------        ------------------
    Total Assets                                                                    $413,436,988              $409,657,343
                                                                                 -----------------        ------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
    Noninterest-bearing                                                           $   53,393,503             $  60,159,668
    Interest-bearing                                                                 276,892,430               269,019,073
                                                                                 -----------------        ------------------
Total deposits                                                                       330,285,933               329,178,741
Federal funds purchased and securities sold under
     agreements to repurchase                                                         23,366,181                20,287,760
Long term debt:
     Federal Home Loan Bank Advances                                                  19,729,063                20,389,080
     Preferred securities of subsidiary trust                                          8,800,000                 8,800,000
Other borrowings                                                                       1,280,524                 3,000,342
Other liabilities                                                                      4,776,045                 3,835,366
                                                                                 -----------------        ------------------
    Total Liabilities                                                                388,237,746               385,491,289
                                                                                 -----------------        ------------------

Stockholders' Equity:
Common stock, $1.00 par value; 10,000,000 shares authorized;
    4,502,213 and 4,448,794 shares issued at September
    30, 2001 and December 31, 2000, respectively                                       4,502,213                 4,448,794
Additional paid in capital                                                            25,338,706                25,117,650
Deficit                                                                               (4,237,786)               (4,313,854)
Treasury stock, at cost, 143,000 shares at
    September 30, 2001 and December 31, 2000                                            (828,806)                 (828,806)
Other comprehensive income (loss), net of tax effect                                     424,915                  (257,730)
                                                                                 -----------------        ------------------
    Total Stockholders' Equity                                                        25,199,242                24,166,054
Commitments and contingencies
                                                                                 -----------------        ------------------
    Total Liabilities and Stockholders' Equity                                      $413,436,988              $409,657,343
                                                                                 -----------------        ------------------

See accompanying condensed notes to consolidated financial statements (unaudited).

                                                          CENTURY BANCSHARES, INC.
                                                        QUARTERLY REPORT ON FORM 10-Q

CENTURY BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
Three and Nine Months Ended September 30, 2001 and 2000
                                                                 Three Months Ended                Nine Months Ended
                                                                   September 30,                     September 30,
                                                               2001            2000              2001             2000
                                                           -------------- ---------------- ----------------- ----------------

Interest income:
    Interest and fees on loans                                $5,963,219       $5,342,016       $18,158,171      $14,760,515
    Interest on federal funds sold                                56,516          151,238           170,105          557,109
    Interest on deposits in other banks                           71,996           97,055           110,299          399,560
    Interest on securities available-for-sale                    910,598        1,259,166         3,973,014        3,217,600
    Interest on securities held-to-maturity                      265,199          354,218           269,975          680,966
                                                           -------------- ---------------- ----------------- ----------------
Total interest income                                          7,267,528        7,203,693        22,681,564       19,615,750

Interest expense:
    Interest on deposits:
         Savings accounts                                        252,359          262,870           901,326          711,513
         NOW accounts                                             77,679          103,804           311,241          314,020
         Money market accounts                                   184,157          414,564           937,542        1,148,896
         Certificates under $100,000                           1,536,468        1,158,563         4,533,692        3,046,429
         Certificates $100,000 and over                          815,055          714,638         2,570,429        1,782,624
                                                           -------------- ---------------- ----------------- ----------------
    Total interest on deposits                                 2,865,718        2,654,439         9,254,230        7,003,482
    Interest on borrowings                                       696,715          984,294         2,402,273        2,165,507
                                                           -------------- ---------------- ----------------- ----------------
Total interest expense                                         3,562,433        3,638,733        11,656,503        9,168,989
                                                           -------------- ---------------- ----------------- ----------------

Net interest income                                            3,705,095        3,564,960        11,025,061       10,446,761
Provision for credit losses                                      725,000          275,000         1,545,000          715,000
                                                           -------------- ---------------- ----------------- ----------------
Net interest income after provision for credit losses          2,980,095        3,289,960         9,480,061        9,731,761

Noninterest income:
    Service charges on deposit accounts                          360,377          379,091         1,132,928        1,113,961
    Other operating income                                       162,185          139,443           600,376          354,983
     Gain on sales/calls of investment securities                  2,062                -         1,789,203                -
                                                           -------------- ---------------- ----------------- ----------------
Total noninterest income                                         524,624          518,534         3,522,507        1,468,944
                                                           -------------- ---------------- ----------------- ----------------

Noninterest expense:
     Salaries and employee benefits                            1,275,023        1,393,001         3,642,822        4,034,019
     Occupancy and equipment expense                             422,031          410,552         1,314,430        1,180,753
     Professional fees                                           453,584          298,674         1,185,620          849,074
     Depreciation and amortization                               180,883          191,451           525,520          549,257
     Amortization of intangibles                                 190,500          127,548           570,817          323,483
     Data processing                                             219,150          248,575           737,097          751,691
     Communications                                              178,848          169,407           522,625          470,140
     Federal deposit insurance premiums                           13,623           14,171            42,467           39,330
     Merger-related expense                                      490,654                -         2,455,868                -
     Other operating expenses                                    447,845          362,972         1,127,709          953,316
                                                           -------------- ---------------- ----------------- ----------------
Total noninterest expense                                      3,872,141        3,216,351        12,124,975        9,151,063
                                                           -------------- ---------------- ----------------- ----------------

Income (loss) before income tax expense                        (367,422)          592,143           877,593        2,049,642
Income tax expense (benefit)                                    (31,952)          159,330           799,339          723,436
                                                           -------------- ---------------- ----------------- ----------------
Net income (loss)                                             $(335,470)         $432,813          $ 78,254       $1,326,206
                                                           -------------- ---------------- ----------------- ----------------

Basic income (loss) per common share                            $ (0.08)          $  0.10           $  0.02          $  0.31
Diluted income (loss) per common share                            (0.08)             0.10              0.02             0.30
Weighted average common shares outstanding                     4,351,993        4,285,427         4,324,332        4,276,476
Diluted weighted average common shares outstanding             4,351,993        4,376,229         4,525,757        4,362,276

See accompanying condensed notes to consolidated financial statements (unaudited).

                                                          CENTURY BANCSHARES, INC.
                                                        QUARTERLY REPORT ON FORM 10-Q

CENTURY BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Unaudited)
Nine Months Ended September 30, 2001 and 2000
                                                                                                      Other
                                       Common       Additional                      Treasury      Comprehensive        Total
                                       Stock         Paid in                         Stock,      Income (Loss),    Stockholders'
                                     $1.00 par       Capital         Deficit        at cost     net of tax effect      Equity
----------------------------------- ------------- --------------- --------------- ------------- ------------------ ---------------
Balance, December 31, 2000            $4,448,794    $25,117,650     $(4,313,854)    $(828,806)        $ (257,730)   $ 24,166,054
Comprehensive income:
Net income                                                               78,254                                           78,254
Unrealized gain on investment
  securities transferred from
  held-to-maturity on adoption
  of SFAS 133, net of
  tax effect                                                                                             503,491         503,491
Reclassification adjustment for
  gains included in net income,
  net of tax effect                                                                                     (636,561)       (636,561)
Unrealized gain on investment
  securities during the period,
  net of tax effect                                                                                      815,715         815,715
----------------------------------- ------------- --------------- --------------- ------------- ------------------ ---------------
Comprehensive income                                                     78,254                          682,645         760,899
Cash paid in lieu of fractional
  shares                                                                 (2,186)                                          (2,186)
Exercise of common stock
  options - 53,419 shares                 53,419        221,056                                                          274,475
----------------------------------- ------------- --------------- --------------- ------------- ------------------ ---------------
Balance, September 30, 2001           $4,502,213    $25,338,706     $(4,237,786)    $(828,806)         $ 424,915    $ 25,199,242
----------------------------------- ------------- --------------- --------------- ------------- ------------------ ---------------

                                                                                                      Other
                                       Common       Additional                      Treasury      Comprehensive        Total
                                       Stock         Paid in                         Stock,      Income (Loss),    Stockholders'
                                     $1.00 par       Capital         Deficit        at cost     net of tax effect      Equity
----------------------------------- ------------- --------------- --------------- ------------- ------------------ ---------------
Balance, December 31, 1999            $4,201,904    $23,724,788     $(3,918,210)    $(789,863)       $(1,738,126)    $21,480,493
Comprehensive income:
Net income                                                            1,326,206                                        1,326,206
Unrealized loss on
  investment securities,
  net of tax effect                                                                                      434,526         434,526
----------------------------------- ------------- --------------- --------------- ------------- ------------------ ---------------
Comprehensive income                                                  1,326,206                          434,526       1,760,732
Purchase of treasury stock, at
  cost, 5,000 shares                                                                  (38,943)                           (38,943)
Exercise of common stock
  options - 27,596 shares                 27,596        102,234            (962)                                         128,868
----------------------------------- ------------- --------------- --------------- ------------- ------------------ ---------------
Balance, September 30, 2000           $4,229,500    $23,827,022     $(2,592,966)    $(828,806)       $(1,303,600)    $23,331,150
----------------------------------- ------------- --------------- --------------- ------------- ------------------ ---------------

See accompanying condensed notes to consolidated financial statements (unaudited).

                                                          CENTURY BANCSHARES, INC.
                                                        QUARTERLY REPORT ON FORM 10-Q

CENTURY BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 2001 and 2000
(Dollars in thousands)                                                       2001        2000
------------------------------------------------------------------------- ----------- -----------
Cash flows from operating activities:
Net income                                                                   $   78     $ 1,326
Adjustments to reconcile net income to net cash
    provided by operating activities:
Depreciation and amortization of premises and equipment                         526         549
Amortization of intangibles                                                     571         323
Provision for credit losses                                                   1,545         715
Provision (benefit) for deferred taxes                                         (373)         53
Gain on sales/calls of securities available-for-sale                         (1,789)          -
Decrease (increase) in accrued interest receivable                              684        (722)
Increase in other assets                                                       (304)       (157)
Increase in other liabilities                                                   940          93
                                                                          ----------- -----------
Total adjustments                                                             1,800         854
                                                                          ----------- -----------
Net cash provided by operating activities                                     1,878       2,180
                                                                          ----------- -----------

Cash flows from investing activities:
Net increase in loans                                                       (32,860)    (40,206)
Net increase in loans held for sale                                            (366)     (2,354)
Net decrease (increase) in interest bearing deposits
    in other banks                                                           (6,703)     15,501
Purchases of securities available-for-sale                                  (16,898)    (42,620)
Purchases of securities held-to-maturity                                    (17,349)    (14,579)
Repayments and maturities of securities available-for-sale                   17,788       9,519
Repayments and maturities of securities held-to-maturity                          5         126
Proceeds from sales/calls of securities available-for-sale                   56,225       4,901
Net purchase of leasehold improvements, furniture
    and equipment                                                              (799)       (419)
Acquisition of deposits, net of assets acquired                                   -      45,034
Other investing activities                                                      (81)          -
                                                                          ----------- -----------
Net cash used in investing activities                                        (1,038)    (25,097)
                                                                          ----------- -----------

Cash flows from financing activities:
Net increase in demand, savings, NOW and
    money market deposit accounts                                               383       4,085
Net increase in certificates of deposit                                         724       3,816
Net increase in customer repurchase accounts                                  3,079      13,342
Net decrease in other borrowings                                             (1,720)    (17,025)
Net proceeds from issuance of long-term debt                                      -      10,000
Net proceeds from issuance of preferred securities of
     subsidiary trust                                                             -       8,536
Repayment of long-term debt                                                    (660)       (746)
Purchase of treasury stock                                                        -         (39)
Net proceeds from issuance of common stock                                      272         129
                                                                          ----------- -----------
Net cash provided by financing activities                                     2,078      22,098
                                                                          ----------- -----------

Net increase (decrease) in cash and cash equivalents                          2,918        (819)
Cash and cash equivalents, beginning of period                               20,211      24,545
                                                                          ----------- -----------
Cash and cash equivalents, end of period                                    $23,129     $23,726
                                                                          ----------- -----------

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowings                                    $11,952      $8,791
Income taxes paid                                                               450         780
Loans transferred to OREO                                                       240           -

See accompanying condensed notes to consolidated financial statements (unaudited).

                                                          CENTURY BANCSHARES, INC.
                                                        QUARTERLY REPORT ON FORM 10-Q
                                      CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)      Basis of Presentation

         In the opinion of management the unaudited consolidated financial statements as of September 30, 2001, and for the three and nine month periods ended September 30, 2001 and 2000 contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position and results of operations of Century Bancshares, Inc. (Century) as of such dates and for such periods. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2001 or any future periods.  On March 15, 2001, Century completed its acquisition of
GrandBanc, Inc. in a stock for stock exchange value at $9.4 million. In addition to the acquisition being accounted for as a pooling of interests as described below, certain prior period balances have been reclassified to conform to the current period.

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

         On June 14, 2001, Century announced it had entered into a definitive agreement to merge with United Bankshares, Inc. (NASDAQ:UBSI)
in a transaction valued at  $62.5 million.   Under the terms of the agreement; Century stockholders will receive 0.45 shares of United
Bankshares, Inc. common stock plus $3.43 in cash for each share of Century common stock.  The transaction is intended to be a tax-free exchange of shares and accounted for under the purchase method of accounting (See note 5 for a discussion of new accounting standards which will apply to this transaction.) The transaction, is subject to regulatory and stockholder approvals and is expected to close in the fourth quarter of 2001.

(3)      Investment Securities

         Investment securities available-for-sale and their contractual maturities, at September 30, 2001 and December 31, 2000, are summarized as follows:

                                                       Amortized      Gross Unrealized    Gross Unrealized
                September 30, 2001                        Cost             Gains               Losses           Fair Value
---------------------------------------------------- --------------- ------------------- ------------------- -----------------
Obligations of U.S. government agencies:
         Within one year                                $ 3,995,105            $ 41,421               $   -       $ 4,036,526
         After one, but within five years                10,946,869             295,440                   -        11,242,309
         After five, but within ten years                 8,921,296              37,308               6,328         8,952,276
---------------------------------------------------- --------------- ------------------- ------------------- -----------------
                                                         23,863,270             374,169               6,328        24,231,111
---------------------------------------------------- --------------- ------------------- ------------------- -----------------
Obligations of states and political subdivisions:
         After ten years                                    745,000               4,828                   -           749,828
---------------------------------------------------- --------------- ------------------- ------------------- -----------------
Mortgage-backed securities                               27,229,340             240,604               6,432        27,463,512
---------------------------------------------------- --------------- ------------------- ------------------- -----------------
Other debt securities:
         After ten years                                  1,000,000                   -              30,000           970,000
---------------------------------------------------- --------------- ------------------- ------------------- -----------------
Total debt securities                                    52,837,610             619,601              42,760        53,414,451
Equity securities                                         4,389,344              76,875                   -         4,466,219
---------------------------------------------------- --------------- ------------------- ------------------- -----------------
Total investment securities available-for-sale          $57,226,954            $696,476             $42,760       $57,880,670
---------------------------------------------------- --------------- ------------------- ------------------- -----------------

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

                                                      Amortized       Gross Unrealized    Gross Unrealized
                December 31, 2000                        Cost              Gains               Losses           Fair Value
-------------------------------------------------- ----------------- ------------------- ------------------- -----------------
Obligations of U.S. government agencies:
         Within one year                                $14,345,338             $ 3,287            $ 28,638       $14,319,987
         After one, but within five years                30,643,605             153,825              77,093        30,720,337
         After five, but within ten years                25,008,644             236,346             460,120        24,784,870
-------------------------------------------------- ----------------- ------------------- ------------------- -----------------
                                                         69,997,587             393,458             565,851        69,825,194
-------------------------------------------------- ----------------- ------------------- ------------------- -----------------
Mortgage-backed securities                               19,211,323                 346             371,038        18,840,631
-------------------------------------------------- ----------------- ------------------- ------------------- -----------------
Total debt securities                                    89,208,910             393,804             936,889        88,665,825
Equity securities                                         2,954,215             102,386                   -         3,056,601
-------------------------------------------------- ----------------- ------------------- ------------------- -----------------
Total investment securities available-for-sale          $92,163,125            $496,190            $936,889       $91,722,426
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

         Investment securities totaling $40.0 million and $51.3 million at September 30, 2001 and December 31, 2000, respectively, were pledged to secure FHLBA borrowings, public deposits, customer repurchase accounts, and other borrowings.  Investment securities available-for-sale were sold/called for gross proceeds of $56.2 million in 2001 resulting in a gross gain of $1.789 million.
Investment securities available-for-sale were sold for gross proceeds of $4.9 million during 2000 resulting in no gain or loss.
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

         Investment securities held-to-maturity, and their contractual maturities, at September 30, 2001 and December 31, 2000, are summarized as follows:

                                                        Amortized       Gross Unrealized    Gross Unrealized
                September 30, 2001                        Cost                Gains              Losses           Fair Value
--------------------------------------------------- ------------------ -------------------- ------------------ -----------------
Obligations of states and political subdivisions:
         After ten years                                    9,203,308              $75,242            $ 1,394         9,277,156
--------------------------------------------------- ------------------ -------------------- ------------------ -----------------
Other:
         After ten years                                    8,140,279                    -            301,229         7,839,050
--------------------------------------------------- ------------------ -------------------- ------------------ -----------------
Total investment securities held-to-maturity              $17,343,587              $75,242           $302,623       $17,116,206
--------------------------------------------------- ------------------ -------------------- ------------------ -----------------

                                                        Amortized       Gross Unrealized    Gross Unrealized
                December 31, 2000                         Cost               Gains               Losses           Fair Value
--------------------------------------------------- ------------------ ------------------- ------------------- -----------------
Obligations of U.S. government agencies:
         After one, but within five years                 $ 5,999,326            $ 31,250               $   -       $ 6,030,576
--------------------------------------------------- ------------------ ------------------- ------------------- -----------------
Obligations of states and political subdivisions:
         After five but within ten years                    1,090,617              80,081                   -         1,170,698
         After ten years                                    7,183,792             509,139               9,790         7,683,141
--------------------------------------------------- ------------------ ------------------- ------------------- -----------------
                                                            8,274,409             589,220               9,790         8,853,839
--------------------------------------------------- ------------------ ------------------- ------------------- -----------------
Mortgage-backed securities                                  1,788,917                 286              22,117         1,767,086
--------------------------------------------------- ------------------ ------------------- ------------------- -----------------
Other:
         After ten years                                    4,326,479             185,752                   -         4,512,231
--------------------------------------------------- ------------------ ------------------- ------------------- -----------------
Total investment securities held-to-maturity              $20,389,131            $806,508             $31,907       $21,163,732
--------------------------------------------------- ------------------ ------------------- ------------------- -----------------

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
Diluted income (loss) per common share is calculated by dividing net income (loss) by the sum of weighted-average common shares and potentially dilutive common shares. Century paid 5% stock dividends on April 17, 2000 and June 29, 2001, to common stock shareholders resulting in the issuance of 136,152 shares and 205,541 shares, respectively, and a proportionate increase in the number of shares of common stock issuable upon the exercise of stock options outstanding.  Weighted-average shares outstanding and all share and per share data have been restated for the effect of these stock dividends.

         In accordance with SFAS No. 128, the calculation of basic income per common share and diluted income per common share is detailed below:

                                                             Three Months Ended                    Nine Months Ended
                                                       --------------------------------     --------------------------------
                                                                September 30,                        September 30,
                                                       --------------------------------     --------------------------------
                                                             2001             2000               2001            2000
                                                       ------------------ -------------     --------------- ----------------
Basic Income (Loss) Per Common Share:
Net income (loss)                                            $ (335,470)     $ 432,813            $ 78,254      $ 1,326,206

Weighted average common shares outstanding                    4,351,993      4,285,427           4,324,332        4,276,476
                                                       ------------------ -------------     --------------- ----------------
Basic income (loss) per common share                             $(0.08)         $0.10               $0.02            $0.31
                                                       ------------------ -------------     --------------- ----------------

Diluted Income (Loss) Per Common Share:
Net income (loss)                                            $ (335,470)     $ 432,813            $ 78,254      $ 1,326,206

Weighted average common shares outstanding                    4,351,993      4,285,427           4,324,332        4,276,476
Dilutive effect of stock options                                      -         90,802             201,425           85,800
                                                       ------------------ -------------     --------------- ----------------
Diluted weighted average
  common shares outstanding                                   4,351,993      4,376,229           4,525,757        4,362,276
                                                       ------------------ -------------     --------------- ----------------
Diluted income (loss) per common share                           $(0.08)         $0.10               $0.02            $0.30
                                                       ------------------ -------------     --------------- ----------------

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

         On March 15, 2001, Century consummated its merger with GrandBanc, Inc. (GrandBanc) in a stock-for-stock exchange valued at $9.4 million.  Shareholders of GrandBanc received .3318 shares of Century's common stock for each of the 4,049,665 shares of GrandBanc common stock and cash in lieu of each fractional share at the rate of $6.9375.  The merger was accounted for as a pooling of interests and all financial information has been restated to give effect to the pooling of interests.  GrandBanc, which had $118.0 million in total assets at
December 31, 2000 was the parent holding company of GrandBank, a Maryland chartered commercial bank headquartered in Rockville, Maryland.
Century merged GrandBank into the Bank on May 18, 2001.

         On June 14, 2001, Century announced it had entered into a definitive agreement to merge with United Bankshares, Inc. (United)
(NASDAQ:UBSI) in a transaction valued at  $62.5 million.   Under the terms of the agreement Century stockolders will receive 0.45 shares of
United common stock plus $3.43 in cash for each share of Century common stock.  The transaction, which is intended to be a tax-free exchange of shares and accounted for under the purchase method of accounting, is subject to regulatory and stockholder approvals and is projected to close in the fourth quarter of 2001. United, which had $5.2 billion in total assets at September 30, 2001, is the parent holding company of two banking subsidiaries, United National Bank and United Bank.  United also owns nonbank subsidiaries that engage in mortgage banking, asset management, investment banking and financial planning.

         After the completion of the merger with GrandBanc and the subsequent merger of GrandBank into the Bank, Century operates 11 full-service banking offices - two in downtown Washington, five in Northern Virginia, four in Montgomery County--and an insurance agency.
Century's principal executive offices are located at 1275 Pennsylvania Ave, NW, Washington, DC 2004, and the phone number at that address is (202) 496-4100.

                                                          CENTURY BANCSHARES, INC.
                                                        QUARTERLY REPORT ON FORM 10-Q

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

         Century derives substantially all of its revenue and income from the operation of the Bank. As of September 30, 2001, Century had total assets of $413.4 million, total deposits of $330.3 million, and stockholders' equity of $25.2 million.  At September 30, 2001, there were approximately 1,385 shareholders of Century's common stock, par value $1.00 per share ("Common Stock").

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

Net Income

         For the three months ended September 30, 2001, Century's net loss was $335,000, or $(0.08) per diluted share, compared with net income of $433,000 for the three months ended September 30, 2000, or $0.10 per diluted share.  In the third quarter of 2001, Century
incurred $438,000 in after-tax merger related expense associated with the pending merger with United.   Net income for the three months
ended September 30, 2001, exclusive of the after-tax merger-related expense, or core earnings, was $102,000, or $0.02 per diluted common share, a 76% decrease compared with the same period last year. The decrease in core earnings was primarily attributable to slow growth in net interest income and noninterest income, a 5.1% increase in noninterest expense and a 163.6% increase in the provision for credit losses as the allowance for credit losses to total loans was increased to 1.21% as a result of a concentration in the travel and hotel industry, an industry key to the Washington, DC economy which has been negatively impacted by the effects of the terrorist attacks of September
11th.  Return on average assets was (0.32)% in the third quarter of 2001 compared with 0.48% for the same period in 2000.  Return on average stockholders' equity was (5.26)% for the three months ended September 30, 2001, compared with 7.51% for the same period in 2000.
Return on average assets and return on average equity for the third quarter of 2001, exclusive of the after tax merger-related expense, were 0.10% and 1.60%, respectively, compared with 0.48% and 7.51%, respectively, for the same period last year.

         For the nine months ended September 30, 2001, Century's net income was $78,000, or $0.02 per diluted share, compared with $1.326 million for the nine months ended September 30, 2000, or $0.30 per diluted share.  In the first nine months of 2001, Century incurred
$2.217 million in after-tax merger related expense associated with the GrandBanc merger and the pending merger with United.  During the same period, Century recognized $951,000 in after-tax gains from the sale of investment securities in conjunction with an investment portfolio repositioning strategy. Net income for the nine months ended September 30, 2001, exclusive of these after-tax merger-related expenses and securities gains, or core earnings, was $1.344 million, or $0.30 per diluted common share, an increase of $18,000 compared with the same period last year.  Core earnings increased only slightly as a 5.5% increase in net interest income and 34% increase in noninterest income, exclusive of the investment portfolio repositioning gains, was offset by a 5.7% increase in noninterest expense, exclusive of merger-related expense and a 81% increase in the provision for credit losses.  Return on average assets was 0.03% for the nine months ended September 30, 2001 compared with 0.53% for the same period in 2000.  Return on average stockholders' equity was 0.41% for the nine months ended September 30, 2001, compared with 7.93% for the same period in 2000.  Return on average assets and return on average equity for the nine months ended September 30, 2001, exclusive of the after tax merger-related expenses and securities gains, were 0.44%
and 7.14%, respectively, compared with 0.53% and 7.93%, respectively, for the same period last year.

         A more comprehensive discussion of earnings performance follows.

                                                          CENTURY BANCSHARES, INC.
                                                        QUARTERLY REPORT ON FORM 10-Q

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Net Interest Income

         For the quarter ended September 30, 2001, net interest income, on a fully taxable-equivalent basis, was $3.761 million compared with $3.628 million for the quarter ended September 30, 2000, an increase of $133,000, or 3.7%.  Although average earning assets increased
14.3% between the periods, a 41 basis point decline in net interest margin to 3.88% for the third quarter of 2001 from 4.29% for the same period in 2000 acted to minimize growth in net interest income.  While the yield on average earning assets declined 103 basis points reflecting the steady decline in market rates in response to the continued easing of interest rates by the Federal Open Market Committee in
2001, the average rate paid on interest-bearing liabilities only decreased 78 basis points.  Century has been reducing the rates it pays on its various deposit products to the extent possible, however, the timing and severity of the decrease generally lags the decreases on earning assets which generally have greater elasticity.  Furthermore, these reductions in deposit rates were partially mitigated by the effects of the Reston Branch deposit acquisition in August 2000,which had a high-cost funding base, particularly in the time deposit sector.

         For the nine-month period ended September 30, 2001, net interest income, on a fully taxable-equivalent basis, was $11.195 million compared with $10.524 million for the nine-month period ended September 30, 2000, an increase of $671,000, or 6.4%.  Although average earning assets increased 22.1% between the periods, a 58 basis point decline in net interest margin to 3.93% for the nine months ended
September 30, 2001 from 4.51% for the same period in 2000 acted to minimize growth in net interest income.  While the yield on average earning assets declined 41 basis points, the average rate paid on interest-bearing liabilities increased 3 basis points.  While Century has been reducing the rates it pays on its various deposit products to the extent possible in response to the continued easing of interest rates by the Federal Open Market Committee in 2001, the timing and severity of the decrease generally lags the decreases on earning assets which generally have greater elasticity.  Furthermore, these reductions in deposit rates were more than offset by the effects of the Reston
Branch deposit acquisition in August 2000 which had a high-cost funding base, an increase in average securities sold under agreements to repurchase and the impact of the trust preferred issuance in late March 2000 (See "Preferred Securities of Subsidiary Trust").

         The following tables set forth the average yields and rates for interest earned and paid for significant categories of interest earning assets and interest bearing liabilities, and their average balances, for the three- and nine-month periods ended September 30, 2001 and 2000.

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
                                 ------------------------------------- ---------------------------------------
                                                Interest    Average                   Interest      Average
                                   Average      Income/      Yield/      Average      Income/       Yield/
                                   Balance      Expense       Rate       Balance      Expense        Rate
                                 ------------- ----------- ----------- ------------ ------------- ------------

Interest-Earning Assets
  Loans, net (1)                     $292,421      $5,963       8.09%     $221,849        $5,342        9.58%
  Investment securities (2)(3)         77,491       1,232       6.31        99,107         1,676        6.73
  Federal funds sold                    6,377          56       3.48         9,197           151        6.53
  Interest bearing deposits
    with other banks                    8,184          72       3.49         6,344            97        6.08
                                 ------------- -----------             ------------ -------------
Total interest-earning assets         384,473       7,323       7.56%      336,497         7,266        8.59%
(3)

  Cash and due from banks              10,618                               10,401
  Other assets                         17,318                               14,916
                                 -------------                         ------------
Total Assets                         $412,409                             $361,814
                                 -------------                         ------------

Interest-Bearing Liabilities
  Interest-Bearing Deposits:
    NOW accounts                     $ 45,585        $ 78       0.68%     $ 34,248        $  104        1.21%
    Savings accounts                   37,058         252       2.70        25,329           263        4.13
    Money market accounts              34,951         184       2.09        42,190           414        3.90
    Time deposits                     156,174       2,352       5.97       124,580         1,873        5.98
  Borrowings and
    notes payable                      54,551         696       5.06        58,292           984        6.72
                                 ------------- -----------             ------------ -------------
Total interest-bearing
    Liabilities                       328,319       3,562       4.30%      284,639         3,638        5.08%

  Non-interest bearing deposits        53,645                               51,393
  Other liabilities                     5,119                                2,850
                                 -------------                         ------------
Total liabilities                     387,083                              338,882

Stockholders' equity                   25,326                               22,932
                                 -------------                         ------------
Total liabilities and
    stockholders' equity             $412,409                             $361,814
                                 -------------                         ------------

                                               -----------                          -------------
Net interest income and spread                     $3,761       3.26%                     $3,628        3.51%
                                               -----------                          -------------

Net interest margin (3)                                         3.88%                                   4.29%

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
                                 ------------------------------------- ---------------------------------------
                                                Interest    Average                   Interest      Average
                                   Average      Income/      Yield/      Average      Income/       Yield/
                                   Balance      Expense       Rate       Balance      Expense        Rate
                                 ------------- ----------- ----------- ------------ ------------- ------------

Interest-Earning Assets
  Loans, net (1)                     $281,851     $18,158       8.61%     $209,055       $14,761        9.43%
  Investment securities (2)(3)         90,235       4,413       6.54        81,692         3,975        6.50
  Federal funds sold                    4,717         170       4.82        12,015           557        6.19
  Interest bearing deposits
    with other banks                    3,853         111       3.85         8,974           400        5.95
                                 ------------- -----------             ------------ -------------
Total interest-earning assets         380,656      22,852       8.03%      311,736        19,693        8.44%
(3)

  Cash and due from banks              11,098                               10,603
  Other assets                         19,211                               11,813
                                 -------------                         ------------
Total Assets                         $410,965                             $334,152
                                 -------------                         ------------

Interest-Bearing Liabilities
  Interest-Bearing Deposits:
    NOW accounts                     $ 43,255       $ 311       0.96%     $ 33,557         $ 314        1.25%
    Savings accounts                   35,585         901       3.39        24,222           712        3.93
    Money market accounts              39,474         938       3.18        41,305         1,149        3.72
    Time deposits                     153,766       7,104       6.18       117,148         4,828        5.51
  Borrowings and
    notes payable                      56,463       2,403       5.69        43,658         2,166        6.63
                                 ------------- -----------             ------------ -------------
Total interest-bearing
    Liabilities                       328,543      11,657       4.74%      259,890         9,169        4.71%

  Non-interest bearing deposits        52,654                               48,803
  Other liabilities                     4,602                                3,134
                                 -------------                         ------------
Total liabilities                     385,799                              311,827

Stockholders' equity                   25,166                               22,325
                                 -------------                         ------------
Total liabilities and
    stockholders' equity             $410,965                             $334,152
                                 -------------                         ------------

                                               -----------                          -------------
Net interest income and spread                    $11,195       3.29%                    $10,524        3.73%
                                               -----------                          -------------

Net interest margin (3)                                         3.93%                                   4.51%

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

                                                          CENTURY BANCSHARES, INC.
                                                        QUARTERLY REPORT ON FORM 10-Q

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Noninterest Income

         Noninterest income was $525,000 in the third quarter of 2001, a $6,000, or 1.2%, increase when compared with $519,000 in the same quarter of 2000 (see table below). The minimal growth in noninterest income was primarily attributable to a $19,000, or 4.9%, decline in service charges on deposit accounts and a $18,000, or 25.9%, decline in commission and other fee income which was offset by a $34,000, or
104.8%, increase in other income.  Although the average balance of transactional deposits increased 15.6% between the periods, service chares on deposit accounts decreased as the volume of nonsufficient funds (NSF) charges declined.

                                                                     NONINTEREST INCOME

                                                              Three Months Ended September 30,
                                                  ----------------------------------------------------------
                                                      2001           2000         $ Change       % Change
                                                  -------------- -------------- -------------- -------------
Service charges on deposit accounts                   $ 360,377       $379,091      $(18,714)        (4.9)%
Mortgage loan origination fees                           44,073         37,212         6,861         18.4
Commission and other fee income                          51,742         69,822       (18,080)       (25.9)
Gain on sales/calls of investment securities              2,062              -         2,062            -
Other income                                             66,370         32,409        33,961        104.8
                                                  -------------- -------------- -------------- -------------
Total noninterest income                               $524,624       $518,534       $ 6,090          1.2%
                                                  -------------- -------------- -------------- -------------

         Noninterest income was $3.5 million for the first nine months ended September 30, 2001, a $2.1 million, or 139.4%, increase when compared with $1.5 million in the same period of 2000 (see table below).  Exclusive of $1.6 million in pre-tax gains from the sale of investment securities related to Century's execution of an investment portfolio repositioning strategy, the increase between the periods was $494,000, or 33.6%.  Other security gains recognized from early redemptions prior to stated maturity (calls) and from sales initiated for liquidity purposes increased $229,000. Mortgage loan origination fees increased $79,000, as volume increased in the current declining market rate climate.  Deposit service charges increased $19,000 resulting from higher volumes, coupled with effects of service charge fee increases implemented early in the second quarter of 2000 partially offset by a decline in NSF charges. Other income also increased
$178,000, attributable to volume driven increases in net credit card and merchant fees and increases in several other miscellaneous income categories as management continued to seek other sources of noninterest income.

                                                                     NONINTEREST INCOME

                                                               Nine Months Ended September 30,
                                                  ----------------------------------------------------------
                                                      2001           2000         $ Change       % Change
                                                  -------------- -------------- -------------- -------------
Service charges on deposit accounts                  $1,132,928     $1,113,961       $18,967          1.7%
Mortgage loan origination fees                          150,374         70,969        79,405        111.9
Commission and other fee income                         191,899        204,244       (12,345)        (6.0)
Gain on sales/calls of investment securities            229,490              -       229,490            -
Other income                                            258,103         79,770       178,333        223.6
                                                  -------------- -------------- -------------- -------------
Total noninterest income-exclusive of
   Investment portfolio repositioning gains           1,962,794      1,468,944       493,850         33.6
Investment portfolio repositioning gains              1,559,713              -     1,559,713            -
                                                  -------------- -------------- -------------- -------------
Total noninterest income                             $3,522,507     $1,468,944    $2,053,563        139.4%
                                                  -------------- -------------- -------------- -------------

                                                           CENTURY BANCSHARES, INC.
                                                        QUARTERLY REPORT ON FORM 10-Q

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Noninterest Expense

         Noninterest expense was $3.9 million in the three-month period ended September 30, 2001, an increase of $656,000, or 20.4%, when compared with the same period in 2000 when total noninterest expense was $3.2 million.  Exclusive of merger-related expense of $491,000 associated with the pending merger with United, noninterest expense for the three months ended September 30, 2001 was $3.3 million, an increase of $165,000, or 5.1%, compared with the same period last year. Although the current period expense reflects the full impact from the acquisition of the Reston Branch, many components of noninterest expense decreased in comparison to the prior year period as Century realized expense savings from the GrandBanc merger.  Salaries and benefits registered the steepest decrease due in large measure to a
$158,000 increase in SFAS 91 salary deferrals triggered by stronger loan volume. Professional fees increased $155,000, or 51.9%, primarily due to higher legal fees associated with loan purchase and collection activities, increases in information systems consulting fees coincident with the expansion and modification of data and communication networks and increases in expenses associated with the valuation
of the director's retirement liability.   Other expenses and amortization of intangibles increased $85,000 and $63,000, respectively, in direct correlation with the Reston Branch acquisition.

         The following table sets forth the various categories of, and changes in, noninterest expense for the three months ended
September 30, 2001 and 2000:

                                                          NONINTEREST EXPENSE

                                                        Three Months Ended September 30,
                                         ---------------------------------------------------------------
                                              2001            2000          $ Change       % Change
                                         --------------- --------------- --------------- --------------
Salaries and employee benefits               $1,275,023      $1,393,001      $(117,978)         (8.5)%
Occupancy and equipment expense                 422,031         410,552         11,479           2.8
Professional fees                               453,584         298,674        154,910          51.9
Data processing                                 219,150         248,575        (29,425)        (11.8)
Depreciation and amortization                   180,883         191,451        (10,568)         (5.5)
Amortization of intangibles                     190,500         127,548         62,952          49.4
Communications                                  178,848         169,407          9,441           5.6
Federal deposit insurance premiums               13,623          14,171           (548)         (3.9)
Other expenses                                  447,845         362,972         84,873          23.3
                                         --------------- --------------- --------------- --------------
Total noninterest expense-exclusive
  of merger-related expense                   3,381,487       3,216,351        165,136           5.1
Merger-related expense                          490,654               -        490,654             -
                                         --------------- --------------- --------------- --------------
Total noninterest expense                    $3,872,141      $3,216,351       $655,790          20.4%
                                         --------------- --------------- --------------- --------------

         Noninterest expense was $12.1 million in the nine months ended September 30, 2001, an increase of $3.0 million, or 32.5%, when compared with the same period in 2000 when total noninterest expense was $9.2 million.  Exclusive of merger-related expense of $2.5 million associated with the GrandBanc merger and pending United merger, noninterest expense for the nine months ended September 30, 2001 was $9.7 million, an increase of $518,000, or 5.7% compared with the same period last year.  Although expense savings began to be realized from the consolidation of back office operations in May 2001, most components of noninterest expense, as detailed below, increased in the first nine months of 2001 compared with the first nine months of 2000 which is reflective of the increase in infrastructure coincident with the Reston
Branch acquisition.  Salaries and benefits decreased significantly, due in large measure to a $642,000 increase in SFAS 91 salary deferrals triggered by strong loan volume. Professional fees increased $337,000 or 76.5% primarily due to legal fees associated with loan purchases and loan collection activities coupled with increases in information systems consulting fees coincident with the expansion and modification of data and communication networks and increases in expenses associated with the valuation of the director's retirement liability.
Occupancy and equipment expense and amortization of intangibles increased $134,000 and $247,000, respectively, in direct correlation with the Reston Branch acquisition.

                                                          CENTURY BANCSHARES, INC.
                                                        QUARTERLY REPORT ON FORM 10-Q

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Noninterest Expense-continued

         The following table sets forth the various categories of, and changes in, noninterest expense for the nine months ended
September 30, 2001 and 2000:
                                                          NONINTEREST EXPENSE

                                                        Nine Months Ended September 30,
                                         ---------------------------------------------------------------
                                              2001            2000          $ Change       % Change
                                         --------------- --------------- --------------- --------------
Salaries and employee benefits              $ 3,642,822      $4,034,019      $(391,197)         (9.7)%
Occupancy and equipment expense               1,314,430       1,180,753        133,677          11.3
Professional fees                             1,185,620         849,074        336,546          39.6
Data processing                                 737,097         751,691        (14,594)         (1.9)
Depreciation and amortization                   525,520         549,257        (23,737)         (4.3)
Amortization of intangibles                     570,817         323,483        247,334          76.5
Communications                                  522,625         470,140         52,485          11.2
Federal deposit insurance premiums               42,467          39,330          3,137           8.0
Other expenses                                1,127,709         953,316        174,393          18.3
                                         --------------- --------------- --------------- --------------
Total noninterest expense-exclusive
  of merger-related expense                   9,669,107       9,151,063        518,044           5.7
Merger-related expense                        2,455,868               -      2,455,868             -
                                         --------------- --------------- --------------- --------------
Total noninterest expense                   $12,124,975      $9,151,063     $2,973,912          32.5%
                                         --------------- --------------- --------------- --------------

Income Tax Expense

Century's income tax expense includes federal, state and local income taxes.  The effective tax rates in the three and nine-month periods
in 2001 were (9%) and 91% respectively compared with 27% and 35% for the same periods last year.   The higher effective tax rates incurred
in 2001 (or lower benefit for the three month period ended September 30, 2001) reflect the effects of the merger-related expenses incurred in 2001, most of which are not deductible for tax purposes.

Investments

         Century's investment portfolio of $75.2 million as of September 30, 2001 consisted of a mix of U.S. Government Agency obligations, by municipals, mortgage-backed securities and corporate bonds.  This amount represented a decrease of $36.9 million, or
32.9%, compared with the investment portfolio total of $112.1 million at December 31, 2000.  Cash flows from repayments and redemptions prior to scheduled maturity, primarily in the U.S. Government Agency sector, accelerated during the first nine months of
2001 triggered by option calls in the declining rate environment.   These cash flows were primarily utilized to fund loans, however portions of these cash flows were reinvested in mortgage-backed securities to provide an improved liquidity profile. During June
2001, Century also repositioned the investment portfolio by selling $19.2 million in available-for-sale securities and reinvesting the proceeds into held-to-maturity securities having similar risk profiles.  Gains from the sales provided an immediate increase to the Bank's regulatory capital and the categorization of the newly purchased securities, as held-to-maturity, will reduce future volatility in comprehensive income.

Loans

         Century presently is a middle market banking organization serving professionals and businesses with interests in and around the
Washington, DC metropolitan area. Most of Century's loan portfolio is collateralized by first mortgages on commercial or residential real estate or home equity lines of credit on residential real estate.  The loan portfolio at September 30, 2001 increased $31.6 million, or
12.2%, since December 31, 2000 and increased $51.0 million, or 21.2% since September 30, 2000.  The increase since year-end 2000 was primarily reflected in the commercial real estate and construction loan sectors.  The growth during this period was supplemented by a portfolio purchase totaling approximately $20.5 million as Century reinvested investment portfolio runoff into higher yielding loan assets.  The increase in comparison to the same period last year was primarily reflected in the home equity, construction and commercial real estate sectors as strong loan demand in the last twelve months was supplemented by selected portfolio purchases of $46.5 million, including $15.4 million in variable-rate home equity loans.

                                                          CENTURY BANCSHARES, INC.
                                                        QUARTERLY REPORT ON FORM 10-Q

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Loans-continued

Century views such loan portfolio purchases as an effective way to employ excess funds when deposit growth exceeds loan generation capacity on a short-term basis, such as existed immediately after the acquisition of the Reston Branch in August 2000. As of September 30, 2001 and 2000,
approximately $226.1 million, or 77.7% and $171.8 million, or 71.6%, respectively, of Century's total loan portfolio consisted of loans secured by real estate, of which 1-to-4 family residential mortgage loans and home equity lines of credit represented $65.9 million, or 22.6, and,
$57.9 million, or 24.1%, respectively.   Given the localized nature of Century's lending activities, the primary risk factor affecting the
portfolio as a whole is the health of the local economy and its effects on the value of local real estate   Credit risk in certain sectors
of the loan portfolio, particularly in loans to the hotel and travel industry, has increased as a result of the effects of the terrorist attacks of September 11th.  Century addresses this risk by maintaining strong underwriting guidelines.

         The following table sets forth the composition of Century's loan portfolio by type of loan on the dates indicated:

                                                             LOAN PORTFOLIO ANALYSIS
                                                              (Dollars in Thousands)
                                                             June 30,            December 31,
                                                  ------------------------------ ---------------
                                                      2001            2000            2000
                                                  -------------- --------------- ---------------
Aggregate Principal Amount
Type of loan:
    1-4 family residential mortgage                     $34,395         $39,176         $38,560
    Home equity loans                                    31,500          18,719          30,959
    Multifamily residential                               4,307           3,084           3,588
    Construction                                         24,951          13,014          15,507
    Commercial real estate                              130,951          97,840         103,365
    Commercial loans                                     50,830          53,118          52,035
    Installment and credit card loans                    14,007          14,704          15,493
    Other loans                                             105             476               8
                                                  -------------- --------------- ---------------
Gross loans                                             291,046         240,131         259,515
Less: unearned income and deferred costs                     46              83             147
                                                  -------------- --------------- ---------------
Total loans, net of unearned                           $291,000        $240,048        $259,368
                                                  -------------- --------------- ---------------

Percentage of Loan Portfolio
Type of loan:
    1-4 family residential mortgage                       11.8%           16.3%           14.9%
    Home equity loans                                     10.8             7.8            11.9
    Multifamily residential                                1.5             1.3             1.4
    Construction                                           8.6             5.4             6.0
    Commercial real estate                                45.0            40.8            39.8
    Commercial loans                                      17.5            22.1            20.1
    Installment and credit card loans                      4.8             6.1             5.9
    Other loans                                            0.0             0.2               -
                                                  -------------- --------------- ---------------
Gross loans                                              100.0%          100.0%          100.0%
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

         Management actively monitors Century's asset quality in a continuing effort to charge off loans against the allowance for credit losses when appropriate and to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if actual economic conditions and other assumptions differ from those used in making the initial determinations.  At September 30, 2001, the allowance for credit losses was $3.5 million, or 1.21% of total loans, compared with $2.3 million, or 0.96% of total loans as of September 30, 2000 and $3.0 million, or 1.14% of total loans at December 31, 2000.  As a result of the events of September 11th, several industries and the economy in general have been negatively impacted.  One of the sectors specifically impacted has been the travel and hotel industry, which has seen increased cancellations and low occupancy rates.  As a result of an identified concentration of loans in this industry and the importance of this industry to the
Washington, DC economy, the allowance was increased to 1.21% of total loans. Management believes the allowance at September 30, 2001 is adequate to absorb estimated probable credit losses based on the evaluation factors described above The allowance for credit losses as a percentage of nonperforming loans was 522% at September 30, 2001, compared to 184% at September 30, 2000.

         Provisions for credit losses are charged to income to bring the total allowance for credit losses to a level deemed appropriate by management, based on the factors identified above.  The provision for credit losses during the three- and nine- month periods ended
September 30, 2001 was $725,000 and $1.5 million, respectively, compared with $275,000 and $715,000, respectively, for the same periods
last year.   The higher provisions in 2001 are reflective of the 21% growth in loans outstanding in the past twelve months, the increased risk factors described above and an increase in year-to-date net charge-offs.  Net charge-offs for the three- and nine-month periods ended
September 30, 2001 were $164,000 and $987,000, respectively, compared with $374,000 and $612,000 for the same period last year.  A one-time provision of $250,000 was also recorded in 2001 to apply consistency in evaluation methodology concurrent with the centralization of credit policy when the GrandBanc merger was completed.

Nonperforming Assets

         The following table sets forth certain information with respect to the Century's non-accrual loans, other real estate owned and accruing loans which are contractually past due 90 days or more as to principal or interest, for the periods indicated:

                                                         NONPERFORMING ASSETS
                                                        (Dollars in Thousands)

                                                     September 30,        December 31,
                                               ------------------------ ---------------
                                                  2001        2000           2000
                                               ----------- ------------ ---------------

Non-accrual loans                                  $ 196       $1,043            $633
Accruing past due 90 days or more                    477          216             641
                                               ----------- ------------ ---------------
Total nonperforming loans                            673        1,259           1,274

Other real estate owned                              321          114               -
                                               ----------- ------------ ---------------
Total nonperforming assets                          $994       $1,373          $1,274
                                               ----------- ------------ ---------------

Nonperforming assets to total assets                0.24%        0.34%           0.31%
Nonperforming loans to total loans                  0.23%        0.52%           0.49%

         Total nonperforming assets were $994,000 at September 30, 2001, compared with $1.373 million at September 30, 2001 and
$1.274 million at December 31, 2000.   Century believes the level of nonperforming loans is modest in relation to total loans.
Century has a pending sales contract on the other real estate owned property which is expected to close in the fourth quarter of 2001.

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
Based upon criteria consistently applied during the periods, Century's allowance for credit losses was $3.5 million or, 1.21% of total loans as of September 30, 2001.

         The following table sets forth an analysis of Century's allowance for credit losses for the periods indicated:

                                                                     ALLOWANCE FOR CREDIT LOSSES
                                                                        (Dollars in Thousands)

                                                     Three Months Ended Sept.30,            Nine Months Ended Sept. 30,
                                                 ------------------------------------ -----------------------------------------
                                                       2001              2000                2001                 2000
                                                 ----------------- ------------------ -------------------- --------------------

Average net loans outstanding                           $292,421           $221,849             $281,851             $209,055

Loans outstanding at period-end                          291,000            240,048              291,000              240,048

Total nonperforming loans                                    673              1,259                  673                1,259
                                                 ----------------- ------------------ -------------------- --------------------

Beginning balance of allowance                            $2,955             $2,411               $2,958               $2,209

Loans charged-off:
Commercial loans                                              25                316                  813                  483
Installment and credit card loans                            219                107                  335                  226
                                                 ----------------- ------------------ -------------------- --------------------
Total loans charged off                                      244                423                1,148                  709

Recoveries of previous charge-offs:
1-4 family residential mortgage                                -                  1                   20                    3
Commercial loans                                              56                 45                  102                   77
Installment and credit card loans                             24                  3                   39                   17
                                                 ----------------- ------------------ -------------------- --------------------
Total recoveries                                              80                 49                  161                   97
                                                 ----------------- ------------------ -------------------- --------------------
Net loans charged-off                                        164                374                  987                  612

Provision for credit losses                                  725                275                1,545                  715

                                                 ----------------- ------------------ -------------------- --------------------
Balance at end of period                                  $3,516             $2,312               $3,516               $2,312
                                                 ----------------- ------------------ -------------------- --------------------

Allowance as % of total loans                               1.21%              0.96%                1.21%                0.96%
Nonperforming loans as % of total loans                     0.23%              0.52%                0.23%                0.52%
Allowance as % of nonperforming loans                        522%               184%                 522%                 184%

                                                          CENTURY BANCSHARES, INC.
                                                        QUARTERLY REPORT ON FORM 10-Q

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Deposits

         Century's total deposits at September 30, 2001, were $330.3 million, an increase of $14.2 million, or 4.5%, over the balance at
September 30, 2000, and an increase of  $1.1 million, or 0.3% compared with 2000's year-end balance.  Total average deposits were $324.7 million for the nine months ended September 30, 2001, an increase of $59.7 million, or 22.5%, compared with the first nine months of 2000.
The substantial increase in averages between the periods is principally the result of the Reston purchase, as incremental growth has been minimal. Century views deposit growth as a significant challenge in its effort to increase its asset size.  Thus, Century is focusing on its branching program with increased emphasis on commercial accounts, and the offering of more competitive interest rates and products to stimulate deposit growth.  This strategy has and will continue to result in a relatively higher cost of funds in addition to lower fee income as many of these commercial customers may utilize accounts with lower transaction costs and have a lower number of transactions than retail customers.

         The following table sets forth the average balances and weighted average rates for Century's categories of deposits for the periods indicated:
                                                                       AVERAGE DEPOSITS
                                                                    (Dollars In Thousands)

                                                            Nine Months Ended September 30,
                                      -----------------------------------------------------------------------------
                                                     2001                                     2000
                                      ------------------------------------   -------------------------------------
                                                   Weighted                                 Weighted
                                       Average      Average       % of          Average      Average       % of
                                       Balance       Rate        Total          Balance       Rate        Total
                                      ----------- ------------ -----------    ------------ ------------ -----------
Noninterest-Bearing Deposits             $52,654        0.00%       16.2%         $48,803        0.00%       18.4%
Interest-Bearing Deposits:
    NOW accounts                          43,255        0.96        13.3           33,557        1.25        12.7
    Savings accounts                      35,585        3.39        10.9           24,222        3.93         9.1
    Money market accounts                 39,474        3.18        12.2           41,305        3.72        15.6
    Time deposits                        153,766        6.18        47.4          117,148        5.51        44.2
                                      -----------              -----------    ------------              -----------
Total                                   $324,734                   100.0%        $265,035                   100.0%
                                      -----------              -----------    ------------              -----------
Weighted Average Rate                                   3.81%                                    3.53%
                                                  ------------                             ------------

Preferred Securities of Subsidiary Trust

    Transaction Structure
    ---------------------

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

       Impact on Financial Condition and Results of Operations
       -------------------------------------------------------

         The treatment of the Capital Securities as Tier I or Tier 2 capital, in addition to the ability to deduct the expense of the junior subordinated debt securities for federal income tax purposes, provided Century with a cost-effective method of raising capital.

         Taking the underwriting discount into account, the Capital Securities have an effective interest cost to Century of 11.1%
per annum.  Absent any beneficial effects of the increased capital they provide, the Capital Securities have a negative effect on
Century's net interest income.

Capital Resources

         Total stockholders' equity at September 30, 2001, was $25.2 million, an increase of $1.0 million compared with total stockholders'
equity of $24.2 million at December 31, 2000.   Stockholders' equity was increased during the first nine months of 2001 by net income of
$78,000; $274,000 received from the exercise of stock options; and $683,000 in unrealized gains on investment securities available for sale, net of the tax effect.

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

         At September 30, 2001, Century's risk based capital ratios for Tier I Capital to risk weighted assets, Total Capital to risk weighted assets, and Tier 1 Capital to average assets were 8.44%, 9.68% and 6.82%, respectively.

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

                                                           CENTURY BANCSHARES, INC.
                                                        QUARTERLY REPORT ON FORM 10-Q

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Liquidity, continued

         Asset liquidity is provided by cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future. The asset liquidity of the Bank is maintained in the form of vault cash, demand deposits with commercial banks, federal funds sold, interest-bearing deposits with other financial institutions, short-term investment securities, other investment securities available-for-sale, and short-term loans.  Century has defined "cash and cash equivalents" as those amounts included in cash and due from banks and federal funds sold.  At September 30, 2001, Century had cash and cash equivalents of $23.1 million, a $2.9 million increase when compared with the $20.2 million at December 31, 2000.  Interest-bearing deposits in banks, which primarily represent overnight investments, increased to $7.0 million at September 30, 2001.

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
Century also has lines of credit from larger correspondent banks to borrow excess reserves on an overnight basis (known as "federal funds purchased") in the amount of $5.7 million, and to borrow on a secured basis ("repurchase agreements") in the amount of $5.0 million.  At
September 30, 2001, Century had no outstanding federal funds purchased, and $23.4 million in customer repurchase agreements. Also at
September 30, 2001, Century was utilizing $19.7 million of available FHLBA credit in the form of fixed-rate ($13.7 million) and variable-rate ($6.0 million) advances with an average cost of 5.68%. Century utilizes fixed rate term credit advances from the FHLBA to fund fixed-rate real estate loans and investments of comparable terms and maturities.

         Century had cash on hand of $248,000 at the holding company level at September 30, 2001. Century anticipates using these funds as working capital available to support the future growth of the franchise as well as to pay normal operating expenses and dividends on the
Capital Securities (see "Preferred Securities of Subsidiary Trust").  Working capital is further augmented by dividends available from the
Bank, subject to certain regulatory restrictions generally applicable to national banks.

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
Toward this end, Century has a Finance Committee which reviews, on a regular basis, the maturity and repricing of the assets and liabilities of Century.  The Finance Committee has adopted the objective of achieving and maintaining a one-year cumulative GAP, as a percent of total assets, of between plus 10% and minus 10%.  In addition, potential changes in net interest income under various interest rate scenarios are monitored.  On a consolidated basis, the Century's one-year cumulative gap was a negative 1.7% of total assets at
September 30, 2001.

                                                          CENTURY BANCSHARES, INC.
                                                        QUARTERLY REPORT ON FORM 10-Q

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, CONTINUED

         In addition, potential changes in net interest income under various interest rate scenarios are monitored. The Finance Committee has adopted the objective that an immediate increase or decrease of 200 basis points in market interest rates should not result in a change of more than 10% (plus or minus) in Century's projected net interest income over the next twelve months, and not more than 20% (plus or minus) in projected net income over such period.  At September 30, 2001, the forecasted impact of an immediate increase (or decrease) of
200 basis points would have resulted in an increase (or decrease) in net interest income over a twelve month period of 2.29% and (1.98%),
respectively, and an increase (or decrease) in net income over a twelve month period of 11.10% and (9.60%), respectively.   As of September
30, 2001 all forecasted simulations are well within policy guidelines.

         Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, the
analysis included herein is not intended to be a forecast of the actual effect of a change in market interest rates on Century.   The
analysis is based on Century's assets and liabilities as of September 30, 2001 and does not contemplate any actions Century might undertake in response to changes in market interest rates, which could change the anticipated results.

                                                       CENTURY BANCSHARES, INC.
                                                     QUARTERLY REPORT ON FORM 10-Q

                                                      PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.         The following exhibits are filed with this report:

                  Exhibit 11        Computation of Earnings Per Share for the three- and nine-month periods ended September 30, 2001.

         (b)      Reports on Form 8-K.

                  A current report was filed on October 22, 2001 to announce third quarter financial results.

                  A current report was filed on September 13, 2001 to publish audited consolidated financial statements of GrandBanc, Inc.

                                                          CENTURY BANCSHARES, INC.
                                                        QUARTERLY REPORT ON FORM 10-Q
                                                    For Quarter Ended September 30, 2001

                                                                 SIGNATURES

                                  Pursuant to the requirements of the Securities Exchange Act of 1934, the
                                  Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                       CENTURY BANCSHARES, INC.

              Date:   November 12, 2001                                By:      /s/ JOSEPH S. BRACEWELL
                                                                                -------------------------------
                                                                                Joseph S. Bracewell
                                                                                Chairman of the Board, President and
                                                                                Chief Executive Officer

              Date:   November 12, 2001                                By:      /s/ DALE G. PHELPS
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
                                                                                Dale G. Phelps
                                                                                Senior Vice President and
                                                                                Chief Financial Officer
                                                                                (Principal Financial and Accounting Officer)

                                                          CENTURY BANCSHARES, INC.

                                                                EXHIBIT INDEX

                                                             September 30, 2001

The following exhibits are filed within this report.

Exhibit
Number            Description
-------           -------------------------------------------------------------------------------------------------------

11                Computation of Earnings Per Share for the three- and nine-month periods ended September 30, 2001.

                                                                                                          Exhibit 11
                                                          CENTURY BANCSHARES, Inc.
                                                  Computation of Earnings Per Common Share
                                                             September 30, 2001

CENTURY BANCSHARES, INC.
Computation of Earnings Per Common Share
Three and Nine Months Ended September 30, 2001

                                                                   Three Months Ended                    Nine Months Ended
                                                           -------------------------------      ------------------------------
                                                                      September 30,                        September 30,
                                                           -------------------------------      ------------------------------
                                                                   2001             2000               2001            2000
                                                           ------------------ ------------      -------------- ---------------
Basic Income (Loss) Per Common Share:
Net income (loss)                                            $ (335,470)        $ 432,813            $ 78,254      $ 1,326,206

Weighted average common shares outstanding                    4,351,993         4,285,427           4,324,332        4,276,476
                                                            --------------    ------------      --------------   -------------
Basic income (loss) per common share                             $(0.08)            $0.10               $0.02            $0.31
                                                            --------------    ------------      --------------   -------------

Diluted Income (Loss) Per Common Share:
Net income (loss)                                            $ (335,470)        $ 432,813            $ 78,254      $ 1,326,206

Weighted average common shares outstanding                    4,351,993         4,285,427           4,324,332        4,276,476
Dilutive effect of stock options                                      -            90,802             201,425           85,800
                                                           ---------------    ------------      --------------   -------------
Diluted weighted average
  common shares outstanding                                   4,351,993          4,376,229           4,525,757       4,362,276
                                                           ---------------    -------------     ---------------  -------------
Diluted income (loss) per common share                           $(0.08)             $0.10               $0.02           $0.30
                                                           ---------------    ------------      --------------   -------------

